Form 10QSB
period 2007-06-30
New North Penn Bancorp Inc
filed 2007-09-18
CIK 1401434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

NEW NORTH PENN BANCORP, INC
(Exact name of registrant as specified in charter)

Pennsylvania	333-143601	26-0261305
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

216 Adams Avenue, Scranton, PA 18503
(Address of principal executive offices)

(570) 344-6113
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [   ]  No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No  [ X ]

As of September 18, 2007, the issuer had no shares of common stock, par value $0.10 per share, outstanding.

Transitional Small Business Disclosure Format  (Check One):  Yes  [     ]  No  [ X ]

EXPLANATORY NOTE

New North Penn Bancorp, Inc., a Pennsylvania corporation (the “Registrant”), was organized by North Penn Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). The Conversion is expected to be consummated in early October 2007, at which time the Registrant will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock.  As part of the Conversion, shares of the Registrant’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange for the currently issued and outstanding shares of North Penn Bancorp, Inc., the current mid-tier holding company for the Bank (“North Penn Bancorp”), held by persons other than North Penn Mutual Holding Company. The Registrant filed registration statements on Form SB-2 (File No. 333-143601) and Form S-4 (File No. 333-143600) with the Securities and Exchange Commission (the “SEC”) on June 8, 2007, which were declared effective by the SEC on August 10, 2007.  Separate financial statements for the Registrant have not been included in this report because the Registrant, which has not issued any shares and has engaged only in organizational activities to date, has no significant assets, contingent or other liabilities, revenues or expenses.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2007 and December 31, 2006
Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Item 3.	Controls and Procedures.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

PART I – FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

North Penn Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$3,034	$4,029
Interest bearing deposits	96	87
Total cash and cash equivalents	3,130	4,116
Investment securities, available for sale	13,570	14,227
Equity securities at cost, substantially restricted	1,239	1,236
Loans, net of allowance for loan losses	93,621	95,154
Bank premises and equipment – net	4,249	4,342
Accrued interest receivable	621	638
Cash surrender value of life insurance	2,099	2,094
Deferred income taxes	497	417
Other real estate owned	100	100
Other assets	372	132
TOTAL ASSETS	$119,498	$122,456

LIABILITIES:
Deposits:
Non-interest bearing deposits	$7,585	$6,993
Interest bearing demand deposits	29,588	26,026
Interest bearing time deposits	47,610	53,727
Total deposits	84,783	86,746
Other borrowed funds	20,660	21,741
Accrued interest and other liabilities	939	843
TOTAL LIABILITIES	106,382	109,330

STOCKHOLDERS’ EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,443,555	144	144
Additional paid-in capital	5,886	5,870
Retained earnings	7,751	7,623
Unearned ESOP shares	(460)	(460)
Accumulated other comprehensive income	(205)	(51)
TOTAL STOCKHOLDERS’ EQUITY	13,116	13,126
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$119,498	$122,456

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2007 and 2006

 (In thousands)

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
INTEREST INCOME
Interest on loans	$3,399	$2,961	$1,709	$1,536
Interest and dividends on investments	333	351	164	179
Total interest income	3,732	3,312	1,873	1,715
INTEREST EXPENSE
Interest on deposits	1,420	1,155	685	651
Interest on borrowed funds	544	433	287	208
Total interest expense	1,964	1,588	972	859
NET INTEREST INCOME	1,768	1,724	901	856
PROVISION FOR LOAN LOSSES	60	60	30	30
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,708	1,664	871	826
OTHER INCOME
Service charges on deposit accounts	72	66	40	35
Other operating income	106	107	46	41
Gain on sale of loans	79	-	79	-
Gain on sale of securities	34	11	17	11
TOTAL OTHER INCOME	291	184	182	87
OTHER EXPENSE
Salaries and employee benefits	944	880	481	436
Occupancy and equipment expense	304	311	155	169
Other operating expenses	439	391	237	229
TOTAL OTHER EXPENSE	1,687	1,582	873	834
INCOME BEFORE INCOME TAXES	312	266	180	79
INCOME TAX EXPENSE	97	48	60	7
NET INCOME	215	218	120	72
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during period, net of income tax	(154)	(222)	(107)	(112)
COMPREHENSIVE INCOME	$61	$(4)	$13	$(40)
Weighted average number of shares outstanding	1,398,562	1,393,844	1,398,562	1,393,844
Earnings per share, basic and diluted	$0.15	$0.16	$0.09	$0.05
Dividends per share	$0.06	$0.03	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary

(Unaudited) Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(In thousands)

	2007	2006
Operating Activities:
Net income	$215	$218
Items not requiring (providing) cash
Depreciation	135	135
Provision for loan losses	60	60
Amortization of securities (net of accretion)	7	15
Increase in cash surrender value of life insurance	(5)	(38)
Net realized gain on securities	(34)	(11)
Net realized gain on other real estate owned	(6)	(29)
Net realized gain on sale of loans	(79)	-
Changes in:
Accrued interest income and other assets	(224)	41
Accrued interest expense and other liabilities	112	206
Net Cash Provided by Operating Activities	181	597

Investing Activities:
Purchase bank premises and equipment	(42)	(973)
Proceeds from sale of other real estate owned	427	134
Proceeds from sale of securities “available for sale”	189	48
Purchase of securities “available for sale”	(198)	(220)
Redemptions of securities “available for sale”	-	500
Redemptions of mortgage-backed securities “available for sale”	460	545
Net purchase of restricted stock	(3)	(107)
Net decrease (increase) in loans to customers	(3,309)	(9,822)
Proceeds from sale of loans	4,440	-
Net Cash Provided by (Used in) Investing Activities	1,964	(9,895)

Financing Activities:
(Decrease) increase in deposits	(1,963)	10,039
(Decrease) increase in borrowed funds	(1,081)	1,174
Cash dividends paid	(87)	(43)
Net Cash (Used In) Provided by Financing Activities	(3,131)	11,170
Net (Decrease) increase in Cash and Cash Equivalents	(986)	1,872

Cash and Cash Equivalents, January 1	$4,116	$2,353
Cash and Cash Equivalents, June 30	$3,130	$4,225

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,995	$1,588
Income taxes	62	21

Non-cash investing and financing activities:
None

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.

Nature Of Operations And Summary Of Significant Accounting Policies

Nature of Operations

North Penn Bancorp, Inc. (Company) is the bank holding company for North Penn Bank (Bank).  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “NPEN.OB”.  The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania.  The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit.  Its primary lending products are real estate, commercial and consumer loans.

Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank and North Penn Bank’s wholly-owned subsidiaries, Norpenco, Inc. and North Penn Settlement Services, LLC. These entities are collectively referred to herein as the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc.’s sole activities are purchasing bank stocks and receiving dividends on such stocks. North Penn Settlement Services, LLC, receives non interest income from providing title search work.

The accounting policies of the Company conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry.

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information.  In the opinion of management, all adjustments that are of a normal recurring nature and are considered necessary for a fair presentation have been included.  They are not, however, necessarily indicative of the results of consolidated operations for a full year.

Use Of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses on loans and the valuation of real estate acquired in connection with foreclosures or in the satisfaction of loans.  In connection with the determination of the allowances for losses on loans and foreclosed real estate, management periodically obtains independent appraisals for significant properties.

Mortgage Partnership Finance Program

The Bank participates in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Pittsburgh (FHLB).  The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market.  An institution participates in the MPF Program by either originating individual loans on a “flow” basis as an agent for the FHLB pursuant to the “MPF 100 Program” or by selling, as a principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB’s closed-loan programs.  Under the MPF Program(s), credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a “AA” credit risk rating by a rating agency.  The participating institution may also be liable for certain first layer losses after a specified period of time.  The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans.  Participating institutions are also paid specified servicing fees for servicing the loans.

Transfers involving sales with the Bank acting as principal are accounted for in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), with the recognition of gains and losses on the sale and related mortgage servicing rights.

The credit enhancement feature of the MPF Program is accounted for by the Bank as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and reported on the balance sheet at its initial fair value.  Subsequent changes in the recorded guarantee amount would result from termination of any portion or all of the guarantee, additional guarantees being issued or increases in the expected losses resulting from the guarantee.  Such changes in recorded amounts are recognized in the consolidated statements of income or as an increase in the offsetting guarantee fees receivable account in the case of additional guarantees being issued.

2.

Investment Securities

The Bank’s investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity.  Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Securities Available-for-Sale.  Securities available-for-sale consist of bonds, notes, debentures and equity securities not classified to be held-to-maturity and are carried at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of other comprehensive income until realized.

Purchase premiums and discounts are recognized in interest income on the straight-line basis over the terms of the securities, which approximates the interest method.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are reported as other income in the statement of income.

The amortized cost and fair value of investment securities at June 30, 2007 and December 31, 2006 are as follows:

Available-for-Sale

June 30, 2007

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$-	$7	$378
Mortgage-backed securities	4,926	5	157	4,774
Municipal securities	7,025	-	101	6,924
Other securities	502	-	5	497
Total debt securities	12,838	5	270	12,573
Equity securities	1,043	39	85	997
Total Available for Sale	$13,881	$44	$355	$13,570

Available-for-Sale

December 31, 2006

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$-	$7	$378
Mortgage-backed securities	5,391	2	113	5,280
Municipal securities	7,026	51	-	7,077
Other securities	503	-	8	495
Total debt securities	13,305	53	128	13,230
Equity securities	999	51	53	997
Total Available for Sale	$14,304	$104	$181	$14,227

All of the Company’s investment securities were classified as available for sale at June 30, 2007 and December 31, 2006.

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2007 is as follows:

Less than 12 months			12 months or longer		Total
Fair Value		Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$378	$7	$378	$7
Mortgage-backed	306	8	4,083	149	4,389	157
Municipal	6,924	101	-	-	6,924	101
Other securities	-	-	497	5	497	5
Equity securities	303	26	365	59	668	85
	$7,533	$135	$5,323	$220	$12,856	$355

The above table at June 30, 2007 includes 31 securities that have unrealized losses for less than 12 months and 31 securities that have been in an unrealized loss position for 12 or more months.

The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations.  Changes in market value of all debt securities can result from changes in interest rates.  Changes in credit quality can affect securities of states and political subdivisions and corporate obligations.  The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc.  Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment.  Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

3.

Loans

	June 30, 2007	December 31, 2006
Real estate mortgages:	(In thousands)
Construction and land development	$1,015	$1,186
Residential, 1 – 4 family	41,058	42,323
Residential, multi-family	2,325	2,449
Commercial	39,354	37,711
Total real estate mortgages	83,752	83,669
Commercial	1,831	1,742
Consumer	9,219	10,864
Total loans	94,802	96,275
Allowance for loan loss	1,181	1,121
Total loans, net	$93,621	$95,154

Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan.  Interest on consumer loans is recognized on the simple interest method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the bank’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to pay, the estimated value of any underlying collateral and current economic conditions.

Uncollectible interest on loans that are contractually past due 90 days or more is credited to an allowance established through management’s periodic evaluation.  The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

4.

Other Borrowings

The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.  At June 30, 2007, the Bank borrowed $8,660,000 in overnight funds.

The Bank also has a $5,000,000 borrowing with FHLBank of Pittsburgh at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

The Bank also has a $7,000,000 borrowing with FHLBank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures July of 2015. The loan requires quarterly interest payments, with the principal due at maturity.

5.

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Numerator	$215,000.00	$218,000.00	$120,000.00	$72,000.00
Denominator
Basic shares outstanding	1,398,562.00	1,393,844.00	1,398,562.00	1,393,844.00
Effective of dilutive shares	1,122.00	-	1,122.00	-
Diluted shares outstanding	1,399,684.00	1,393,844.00	1,399,684.00	1,393,844.00

Earnings per share
Basic	$0.15	$0.16	$0.09	$0.05
Diluted	$0.15	$0.16	$0.09	$0.05

As of June 30, 2006 there were no dilutive shares.

6.

Omnibus Stock Option Plan

Stock Grants.  Restricted stock grants totaling 4,875 shares were awarded on September 26, 2006 having a fair value of $54,000.  The grants vest over five years.  The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.

Stock Options.  Stock options covering 27,000 shares of common stock were awarded on September 26, 2006.  The option awards were granted with an exercise price equal to the average price on the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing September 26, 2007. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.86 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$ 0.12
Volatility (%)	3.76%
Risk-free Interest Rate (%)	4.76%
Expected Life	10 years

During the quarter and six months ended June 30, 2007, the Company recorded $8,000 and $16,000, respectively, in expense included in “Salaries and employee benefits” on the accompanying financial statements. As of June 30, 2007, there was approximately $135,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares		Weighted –Average Remaining Contractual Term
		Weighted -Average Exercise Price

Outstanding, January 1, 2007	27,000	$11.15	-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding, June 30, 2007	27,000	$11.15	9.3

	Stock Options		Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares
Nonvested, January 1, 2007	27,000	$3.86	4,875	$11.15
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested, June 30, 2007	27,000	$3.86	4,875	$11.15

7.

Guarantees

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies (FAS 5).  FIN 45 also requires a guarantor to make significant new disclosures even when the likelihood of making any payments under the guarantee is remote.

In September 2006, the Bank executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLBank of Pittsburgh (FHLB) to deliver $5.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans.  The term of the Commitment and guarantee per the Master Commitment is through September 25, 2007. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $125,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings.  Any future recoveries on any losses would not be paid by the FHLB under the Commitment.  The Bank has not experienced any losses under these guarantees.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

North Penn Bancorp, Inc. makes forward-looking statements in this report.  These forward-looking statements may include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements, and future results could differ materially from historical performance.

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  The Company provides greater detail regarding some of these factors in its Form 10-KSB for the year ended December 31, 2006, including in the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

Recent Developments

On April 24, 2007, the Boards of Directors of the Company, North Penn Mutual Holding Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank will reorganize from the mutual holding company structure to the stock holding company structure.  Pursuant to the terms of the Plan, shares of the Company’s common stock, other than those held by North Penn Mutual Holding Company, will be converted into shares of a new Pennsylvania corporation pursuant to an exchange ratio designed to preserve their aggregate percentage ownership interest.  The new Pennsylvania holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner, and subject to the priorities, set forth in the Plan.  The conversion will be subject to approval of the Bank’s depositors, the Company’s shareholders (including the approval of a majority of the shares held by persons other than North Penn Mutual Holding Company) and regulatory agencies.

Financial Condition

Our total assets decreased $3.0 million, or 2.4%, to $119.5 at June 30, 2007 from $122.5 million at December 31, 2006.  The decrease was primarily the result of selling a small portion of our mortgage loan portfolio.

Net loans decreased $1.4 million, or 1.5%, to $93.6 million at June 30, 2007 from $95.2 million at December 31, 2006, primarily due to the sale of $4.4 million in mortgage loans.  The Bank chose to sell a segment of its mortgage loan portfolio to reduce its exposure to the interest rate risk associated with residential mortgages and to pay down a portion of our overnight borrowings.

Investment securities declined $657,000, or 4.6%, since December 31, 2006 primarily as a result of pay downs on mortgage-backed securities. During the six months ended June 30, 2007, we continued to use our liquidity to originate loans and did not purchase any debt securities.

The allowance for loan loss increased $30,000 for the quarter ended and $60,000 for the six months ended June 30, 2007.  The Bank had no loans charged-off and no recoveries during the six months ended June 30, 2007. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio.

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses is sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial or consumer lending as a percentage of its total loan portfolio.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $417,000 at June 30, 2007, compared to $594,000 at December 31, 2006.  The improvement was primarily in non-accruing residential mortgages which decreased by $255,000 while non-accruing consumer loans increased by $6,000.  The ratio of the Bank’s allowance for loan losses to total loans was 1.25% at June 30, 2007 and 1.16% at December 31, 2006.

Total deposits decreased $2.1 million, or 2.4%, from $86.7 million at December 31, 2006 to $84.8 million at June 30, 2007. Non-interest bearing deposits increased by $592,000, or 8.5%, while interest bearing demand deposits increased $3.6 million, or 13.8%. These increases were offset by a decrease in time deposits of $6.1 million, or 11.4%.  The increase in non-interest bearing deposits is primarily due to fluctuations in consumer and commercial accounts. The increases in interest bearing demand deposits and decreases in time deposits are primarily due to changes in the marketplace.

Borrowings decreased $1.0 million, or 5.0%, to $20.7 million at June 30, 2007 from $21.7 million at December 31, 2006, as a portion of the proceeds from the sale of loans were used to pay down our overnight borrowings from FHLBank of Pittsburgh. Borrowings are primarily being used to fund loan growth when deposit growth is inadequate.

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2007 and 2006

Net income for the second quarter of 2007 increased $48,000, or 66.7%, to $120,000, compared to $72,000 in 2006. Net income for the six months ended June 30, 2007 decreased $3,000, or 1.4%, to $215,000 from $218,000 for the six months ended June 30, 2006. Included in the current year is a gain on the sale of loans of $79,000.

Net interest income for the second quarter increased $45,000, or 5.3%, to $901,000 in 2007 from $856,000 in 2006. For the six months ended June 30, 2007, net interest income increased $44,000 or 2.6%, to $1.8 million from $1.7 million.

Interest income for the second quarter of 2007 increased $158,000 or 9.3%, to $1.9 million compared to $1.7 million in 2006.  Interest income for the six months ended June 30, 2007 increased $420,000, or 12.7%, to $3.7 million compared to $3.3 million for the six months ended June 30, 2006.  Interest on loans increased $173,000, or 11.5%, to $1.7 million during the second quarter of 2007 from $1.5 million in 2006.  For the six months ended June 30, interest on loans increased $438,000, or 14.6%, to $3.4 million for 2007 from $3.0 million for 2006.  The increases are due to slightly higher commercial loan volumes.  Interest on investments decreased $15,000 or 8.4%, to $164,000 during the second quarter, from $179,000 and

$18,000, or 5.1%, from $351,000 to $333,000 for the six months ended June 30, 2007 due to lower balances of investments.

Interest expense during the second quarter increased $113,000, or 13.2%, to $972,000 in 2007 from $859,000 in 2006.  For the six months ended June 30, 2007, interest expense increased $376,000, or 23.5%, to $2.0 million in 2007 from $1.6 million in 2006.  Interest on deposits for the second quarter increased $34,000 or 5.2%, to $685,000 in 2007, from $651,000 in 2006, due to increases in the volume of demand deposits and the rates on time deposits. For the six months ended June 30, interest on deposits increased $265,000, or 22.1%, to $1.4 million in 2007, from $1.2 million in 2006.  Interest on borrowed funds increased $79,000, or 38.0%, for the second quarter of 2007 and $111,000 or 25.6%, for the six months ended June 30, 2007 due to the increases in the rate and volume of overnight borrowings.

Other income for the second quarter increased $95,000 or 109.2%, to $182,000 in 2007 from $87,000 in 2006.  The biggest contributor to this increase was a gain of $79,000 on the sale of $4.4 million of our mortgage loans during the second quarter. Total other expenses increased $39,000 or 4.7%, to $873,000 in 2007 from $834,000 in 2006.  Salaries and employee benefits increased $45,000 or 10.3%, to $481,000 in 2007 from $436,000 in 2006. A portion of this increase is related to additional staffing at our Effort branch location which opened in May of 2006 and the addition of a Retail Banking Manager hired in the second quarter of 2007. Occupancy and equipment expense decreased $14,000 or 8.3%, to $155,000 in 2007 from $169,000 in 2006, while other expenses increased $8,000 or 3.5%, to $237,000 in 2007 from $229,000 in 2006.

For the six months ended June 30, other income increased $107,000 or 58.2%, to $291,000 in 2007 from $184,000 in 2006. The majority of this increase was related to the gain on loan sales as well as gains on the sale of equity securities. Total other expenses increased $105,000 or 6.6%, to $1.7 million in 2007 from $1.6 million in 2006.  Salaries and employee benefits increased $64,000 or 7.3%, to $944,000 in 2007 from $880,000 in 2006, while occupancy and equipment expense decreased $7,000, or 2.3%, to $304,000 in 2007 from $311,000 in 2006.  Other expenses increased $48,000, or 12.3%, to $439,000 in 2007 from $391,000 in 2006.

Liquidity and Capital Resources

The Bank’s primary sources of funds are deposits, principal and interest payments on loans and FHLBank advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s regulators require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank’s cash and cash equivalents decreased $986,000 for the six months ended June 30, 2007.  During that period, cash was primarily provided from earnings, customer deposits and the sale of loans to FHLBank of Pittsburgh and primarily used to fund new loans.

The Company’s and North Penn Bank’s capital ratios at June 30, 2007 and December 31, 2006 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2007:
Total Capital to risk-weighted assets:
Consolidated	$14,851	15.54%	>$7,647	>8.0%	>$9,559	>10.0%
North Penn Bank	$12,608	13.41%	>$7,521	>8.0%	>$9,401	>10.0%
Tier 1 Capital to risk-weighted assets:
Consolidated	$13,275	13.89%	>$3,823	>4.0%	>$5,735	>6.0%
North Penn Bank	$11,433	12.16%	>$3,760	>4.0%	>$5,641	>6.0%
Tier 1 Capital to total average assets:
Consolidated	$13,275	11.09%	>$4,788	>4.0%	>$5,986	>5.0%
North Penn Bank	$11,433	9.68%	>$4,725	>4.0%	>$5,907	>5.0%

Risk-Weighted Assets:
Consolidated	$95,587
North Penn Bank	$94,011
Average Assets:
Consolidated	$119,710
North Penn Bank	$118,134

At December 31, 2006:
Total Capital to risk-weighted assets:
Consolidated	$14,295	15.13%	>$7,560	>8.0%	>$9,450	>10.0%
North Penn Bank	$12,326	13.17%	>$7,487	>8.0%	>$9,359	>10.0%
Tier 1 Capital to risk-weighted assets:
Consolidated	$13,175	13.94%	>$3,780	>4.0%	>$5,670	>6.0%
North Penn Bank	$11,206	11.97%	>$3,744	>4.0%	>$5,615	>6.0%
Tier 1 Capital to total average assets:
Consolidated	$13,175	11.02%	>$4,782	>4.0%	>$5,977	>5.0%
North Penn Bank	$11,206	9.45%	>$4,746	>4.0%	>$5,932	>5.0%

Risk-Weighted Assets:
Consolidated	$94,496
North Penn Bank	$93,586
Average Assets:
Consolidated	$119,548
North Penn Bank	$118,641

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.

Item 3.

Controls and Procedures.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2007 and did not have any publicly announced repurchase plans or programs.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of North Penn Bancorp, Inc. on May 24, 2007.

The results of the items submitted for a vote are as follows:

The following two Directors were elected for a term of three years, expiring in 2010 –

Name	Votes for	Votes against	Votes not cast
Frederick L. Hickman	1,383,703	4,727	55,125
Kevin M. Lamont	1,383,803	4,627	55,125

The following Director was elected for a term of one year, expiring in 2008 –

Name	Votes for	Votes against	Votes not cast
Virginia D. McGregor	1,370,703	17,727	55,125

The ratification of Appointment of McGrail Merkel Quinn & Associates as Independent Registered Public Accounting Firm of North Penn Bancorp, Inc. for the fiscal year ending December 31, 2007.

Votes for	4,050
Votes against	4,380
Votes abstained	0
Votes not cast	55,125

Name of Each Director Whose Term of Office Continued After the Annual Meeting:

Name	Term Expires
Gordon S. Florey	2008
James W. Reid, Esq.	2008
Virginia D. McGregor	2008
Frank H. Mechler	2009
Hebert C. Kneller	2009
David Samuel	2009

Item 5

Other Information.

None

Item 6.

Exhibits

Exhibit Number	Exhibits
31.1	Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
31.2	Rule 13a-14(a) /15d-14(a) Principal Accounting Officer Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.

New North Penn Bancorp, Inc

Dated:	September 18, 2007	/s/ Frederick L. Hickman
Frederick L. Hickman
President and Chief Executive Officer

Dated:	September 18, 2007	/s/ Glenn J. Clark
Glenn J. Clark
Assistant Vice President and Principal Accounting Officer