Form 10QSB
period 2007-09-30
North Penn Bancorp Inc
filed 2007-11-14
CIK 1401434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)
[ X ]		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________	to	______________________

Commission File Number: 000-52839

NORTH PENN BANCORP, INC.

(Exact name of small business issuer as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

216 Adams Avenue, Scranton, PA 18503
(Address of principal executive offices)

(570) 344-6113
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]  No [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [  X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practical date:  1,581,571 as of November 14, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes ___

No _X_

EXPLANATORY NOTE

North Penn Bancorp, Inc., a Pennsylvania corporation (formerly known as New North Penn Bancorp, Inc. and referred to as the “Company”), was organized by North Penn Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). The Conversion was consummated on October 1, 2007, at which time the Company became the holding company for the Bank .  As part of the Conversion, shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others and also were issued in exchange for the then issued and outstanding shares of prior North Penn Bancorp, Inc., the mid-tier holding company for the Bank, held by persons other than North Penn Mutual Holding Company. As a result of the Conversion, the Company is the successor to the prior North Penn Bancorp.  The financial information presented in this report is for the prior North Penn Bancorp.  Separate financial statements for the Company have not been included in this report because the Company, which had not issued any shares and had engaged only in organizational activities as of September 30, 2007, had no significant assets, contingent or other liabilities, revenues or expenses as of such date.

PART I.              FINANCIAL INFORMATION

Item 1.

Financial Statements

Consolidated Balance Sheets at September 30, 2007 and December 31, 2006

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

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

Item 3.

Defaults Upon Senior Securities.

Item 4.

Submission of Matters to a Vote of Security Holders.

Item 5.

Other Information.

Item 6.

Exhibits.

ITEM I.

 FINANCIAL STATEMENTS

North Penn Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$1,765	$4,029
Interest bearing deposits	105	87
Total cash and cash equivalents	1,870	4,116
Investment securities, available for sale	13,492	14,227
Equity securities at cost, substantially restricted	1,222	1,236
Loans, net of allowance for loan losses	93,987	95,154
Bank premises and equipment – net	4,213	4,342
Accrued interest receivable	650	638
Cash surrender value of life insurance	2,118	2,094
Deferred income taxes	443	417
Other real estate owned	100	100
Other assets	685	132
TOTAL ASSETS	$118,780	$122,456

LIABILITIES:
Deposits:
Non-interest bearing deposits	$8,185	$6,993
Interest bearing demand deposits	29,651	26,026
Interest bearing time deposits	47,615	53,727
Total deposits	85,451	86,746
Other borrowed funds	18,995	21,741
Accrued interest and other liabilities	1,085	843
TOTAL LIABILITIES	105,531	109,330

STOCKHOLDERS’ EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,443,555 (Note 5)	144	144
Additional paid-in capital	5,891	5,870
Retained earnings	7,774	7,623
Unearned ESOP shares	(460)	(460)
Accumulated other comprehensive income	(100)	(51)
TOTAL STOCKHOLDERS’ EQUITY	13,249	13,126
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$118,780	$122,456

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2007 and 2006

 (In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest on loans	$5,077	$4,594	$1,678	$1,633
Interest and dividends on investments	494	517	161	166
Total interest income	5,571	5,111	1,839	1,799
INTEREST EXPENSE
Interest on deposits	2,123	1,899	703	744
Interest on borrowed funds	825	627	281	194
Total interest expense	2,948	2,526	984	938

NET INTEREST INCOME	2,623	2,585	855	861

PROVISION FOR LOAN LOSSES	66	90	6	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,557	2,495	849	831

OTHER INCOME
Service charges on deposit accounts	102	94	30	28
Other operating income	156	151	50	44
Gain on sale of loans	79	-	-	-
Gain on sale of securities	41	11	7	-
TOTAL OTHER INCOME	378	256	87	72

OTHER EXPENSE
Salaries and employee benefits	1,442	1,350	498	470
Occupancy and equipment expense	459	479	155	168
Other operating expenses	692	611	253	220
TOTAL OTHER EXPENSE	2,593	2,440	906	858

INCOME BEFORE INCOME TAXES	342	311	30	45

INCOME TAX EXPENSE	104	41	7	(7)

NET INCOME	238	270	23	52
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) arising during period, net of income tax	(49)	68	105	290
COMPREHENSIVE INCOME	$189	$338	$128	$342

Weighted average number of shares outstanding	1,398,562	1,393,844	1,398,562	1,393,844
Earnings per share, basic and diluted	$0.17	$0.19	$0.02	$0.04
Dividends per share	$0.06	$0.06	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(In thousands)

	2007	2006
Operating Activities:
Net income	$238	$270
Items not requiring (providing) cash
Depreciation	206	222
Provision for loan losses	66	90
Amortization of securities (net of accretion)	11	20
Increase in cash surrender value of life insurance	24	(57)
Net realized gain on securities	(41)	(11)
Net realized gain on other real estate owned	(6)	(29)
Net realized gain on sale of loans	(79)	-
Changes in:
Accrued interest income and other assets	(566)	(213)
Accrued interest expense and other liabilities	258	312
Net Cash Provided by Operating Activities	111	604

Investing Activities:
Purchase bank premises and equipment	(77)	(1,031)
Proceeds from sale of other real estate owned	427	134
Proceeds from sale of securities “available for sale”	213	48
Purchase of securities “available for sale”	(223)	(290)
Redemptions of securities “available for sale”	-	500
Redemptions of mortgage-backed securities “available for sale”	701	876
Net sale (purchase) of restricted stock	14	(6)
Net increase in loans to customers	(3,681)	(10,579)
Proceeds from sale of loans	4,440	-
Net Cash Provided by (Used in) Investing Activities	1,814	(10,348)

Financing Activities:
Net (decrease) increase in deposits	(1,295)	13,977
Decrease in borrowed funds	(2,746)	(1,951)
Cash dividends paid	(130)	(87)
Net Cash (Used In) Provided by Financing Activities	(4,171)	11,939
Net (Decrease) Increase in Cash and Cash Equivalents	(2,246)	2,195

Cash and Cash Equivalents, January 1	$4,116	$2,353
Cash and Cash Equivalents, September 30	$1,870	$4,548

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$3,072	$2,526
Income taxes	64	36

Non-cash investing and financing activities:
None

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.

Nature Of Operations And Summary Of

Significant Accounting Policies

Nature of Operations

North Penn Bancorp, Inc. (Company) is the bank holding company for North Penn Bank (Bank).  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “NPBP.OB”.  The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania.  The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit.  Its primary lending products are real estate, commercial and consumer loans.

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

The amortized cost and fair value of investment securities at September 30, 2007 and December 31, 2006 are as follows:

Available-for-Sale

September 30, 2007

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$-	$1	$384
Mortgage-backed securities	4,682	4	109	4,577
Municipal securities	7,025	15	5	7,035
Other securities	501	-	2	499
Total debt securities	12,593	19	117	12,495
Equity securities	1,050	54	107	997
Total Available for Sale	$13,643	$73	$224	$13,492

Available-for-Sale

December 31, 2006

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$-	$7	$378
Mortgage-backed securities	5,391	2	113	5,280
Municipal securities	7,026	51	-	7,077
Other securities	503	-	8	495
Total debt securities	13,305	53	128	13,230
Equity securities	999	51	53	997
Total Available for Sale	$14,304	$104	$181	$14,227

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2007 is as follows:

Less than 12 months			12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$384	$1	$384	$1
Mortgage-backed	-	-	4,222	109	4,222	109
Municipal	1,701	3	432	2	2,133	5
Other securities	-	-	499	2	499	2
Equity securities	452	52	240	55	692	107
	$2,153	$55	$5,777	$169	$7,930	$224

The above table at September 30, 2007 includes 29 securities that have unrealized losses for less than 12 months and 24 securities that have been in an unrealized loss position for 12 or more months.

The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations.  Changes in market value of all debt securities can result from changes in interest rates.  Changes in credit quality can affect securities of states and political subdivisions and corporate obligations.  The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc.  Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment.  Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at September 30, 2007.

3.

Loans

	September 30, 2007	December 31, 2006
Real estate mortgages:	(In thousands)
Construction and land development	$147	$1,186
Residential, 1 – 4 family	44,106	42,323
Residential, multi-family	1,457	2,449
Commercial	39,154	37,711
Total real estate mortgages	84,864	83,669
Commercial	1,965	1,742
Consumer	8,306	10,864
Total loans	95,135	96,275
Allowance for loan loss	1,148	1,121
Total loans, net	$93,987	$95,154

Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan.  Interest on consumer loans is recognized on the simple interest method.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to pay, the estimated value of any underlying collateral and current economic conditions.

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

4.

Other Borrowings

The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At September 30, 2007, the Bank borrowed $6,995,000 in overnight funds.

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

5.

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Numerator	$238,000	$270,000	$23,000	$52,000
Denominator
Basic shares outstanding	1,398,562	1,393,844	1,398,562	1,393,844
Effective of dilutive shares	1,000	-	1,000	-
Diluted shares outstanding	1,399,562	1,393,844	1,399,562	1,393,844

Earnings per share
Basic	$0.17	$0.19	$0.02	$0.04
Diluted	$0.17	$0.19	$0.02	$0.04

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

During the quarter and nine months ended September 30, 2007, the Company recorded $5,000 and $21,000, respectively, in expense included in “Salaries and employee benefits” on the accompanying financial statements. As of September 30, 2007, there was approximately $130,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares		Weighted –Average Remaining Contractual Term
		Weighted -Average Exercise Price

Outstanding, January 1, 2007	27,000	$ 11.15	-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding, September 30, 2007	27,000	$ 11.15	9.0

	Stock Options		Restricted Stock
	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares
Nonvested, January 1, 2007	27,000	$3.86	4,875	$11.15
Granted	-	-	-	-
Vested	5,400	-	975	-
Forfeited	-	-	-	-
Nonvested, September 30, 2007	21,600	$3.86	3,900	$11.15

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

In September 2006, the Bank executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLBank of Pittsburgh (FHLB) to deliver $10.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans.  The term of the Commitment and guarantee per the Master Commitment is through September 25, 2008. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $250,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings.  Any future recoveries on any losses would not be paid by the FHLB under the Commitment.  The Bank has not experienced any losses under these guarantees.

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

Recent Developments

On April 24, 2007, the Boards of Directors of the Company, North Penn Mutual Holding Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) pursuant to which the Bank reorganized from the mutual holding company structure to the stock holding company structure.  Pursuant to the terms of the Plan, shares of the Company’s common stock, other than those held by North Penn Mutual Holding Company, were converted on October 1, 2007 into 1.092 shares of a new Pennsylvania corporation. The exchange ratio was designed to preserve the aggregate percentage ownership interest of the existing public shareholders following the sale of 850,000 shares of the new holding company’s common stock to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public.  The conversion was approved by the Bank’s depositors, the Company’s shareholders (including the approval of a majority of the shares held by persons other than North Penn Mutual Holding Company) and regulatory agencies.

Financial Condition

Our total assets decreased $3.7 million, or 3.0%, to $118.8 million at September 30, 2007 from $122.5 million at December 31, 2006.  The decrease was primarily the result of paying down overnight borrowings and a reduction in deposits, which were funded by selling a portion of our mortgage loan portfolio during the second quarter of 2007, a decrease in our cash and due from banks balances and payments on mortgage-backed securities.

Net loans decreased $1.2 million, or 1.3%, to $94.0 million at September 30, 2007, from $95.2 million at December 31, 2006. The bank sold $4.4 million of residential mortgages during the second quarter of 2007 to alleviate interest rate risk associated with individual mortgages and reinvested the funds in commercial loans. The reduction is also due to a decrease of $2.6 million in consumer loans as the bank has not been focusing on growing this portion of our loan portfolio.

Investment securities decreased $735,000, or 5.2%, to $13.5 million at September 30, 2007 from $14.2 million at December 31, 2006. The decrease was the result of pay downs on mortgage-backed securities. The Bank has not purchased any debt securities during 2007.

The Bank recorded $6,000 in loan loss provision expense for the three months and $66,000 for the nine months ended September 30, 2007. The Bank had three consumer loans totaling $39,000 charged off during the third quarter of 2007. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $442,000 at September 30, 2007, compared to $594,000 at December 31, 2006.  The improvement was primarily in non-accruing residential mortgages which decreased by $168,000, while non-accruing consumer loans increased by $16,000.  The ratio of the Bank’s allowance for loan losses to total loans was 1.21% at September 30, 2007 and 1.16% at December 31, 2006. The ratio of the Bank’s allowance for loan losses to non performing loans was 259.7% at September 30, 2007 and 188.7% at December 31, 2006.

Other assets increased $553,000, or 418.9%, to $685,000 at September 30, 2007, from $132,000 at September 30, 2006. This increase was directly related to a receivable held by the Bank in regards to the stock offering being conducted. After the offering was completed, the receivable was netted against the proceeds.

Total deposits decreased $1.2 million, or 1.4%, to $85.5 million at September 30, 2007 from $86.7 million at December 31, 2006. Non-interest bearing deposits increased $1.2 million or 17.1%, interest bearing demand deposits increased $3.6 million or 13.8%, and time deposits decreased $6.1 million, or 11.4%. Included in interest bearing demand deposits was $2.1 million in subscription funds that had been received in connection with the stock offering by our new holding company, which was still in process at quarter end. The increase is also due to a high yield savings account being offered at two of our branches in Monroe County. These gains were offset by a loss of $6.1 million in time deposits over the nine months ended September 30, 2007.

Other borrowings decreased $2.7 million, or 12.4%, to $19.0 million at September 30, 2007 from $21.7 million at December 31, 2006, due to pay downs in overnight borrowings from FHLBank of Pittsburgh. Borrowings are primarily being used to fund loan growth when deposit growth is inadequate and repayment is made when deposit growth exceeds loan demand.

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2007 and 2006

Net income for the third quarter of 2007 decreased $29,000, or 55.8%, to $23,000, compared to $52,000 in 2006. Net income for the nine months ended September 30, 2007 decreased $32,000, or 11.9%, to $238,000 compared to $270,000 in 2006. Although the bank experienced gains on loan and investment sales, as well as an increase in loan interest and fee income; net income decreased primarily from expenses incurred during testing for Sarbanes Oxley compliance and increased salary and benefits costs.

Net interest income for the third quarter decreased $6,000, or 0.7%, to $855,000 in 2007, from $861,000 in 2006. For the nine months ended September 30, 2007, net interest income increased $38,000 or 1.5%.

Interest income for the third quarter of 2007 increased $40,000, or 2.2%, compared to 2006.  Interest income for the nine months ended September 30, 2007 increased $460,000, or 9.0%, to $5.6 million compared to $5.1 million for September 30, 2006.  Interest on loans increased $45,000, or 2.8%, to $1.7 million in 2007 from $1.6 million during the third quarter in 2006.  For the nine months ended September 30, interest on loans increased $483,000, or 10.5%, to $5.1 million in 2007, from $4.6 million for 2006. Interest on investments decreased $5,000 or 3.0%, to $161,000 from $166,000 during the third quarter, and $23,000 or 4.4%, to $494,000 from $517,000 for the nine months ended September 30, 2007.

Interest expense during the third quarter increased $46,000, or 4.9%, to $984,000 in 2007 from $938,000 in 2006.  For the nine months ended September 30, 2007, interest expense increased $422,000, or 16.9%, to $2.9 million in 2007 from $2.5 million in 2006.  Interest on deposits for the third quarter decreased $41,000 or 5.5%, to $703,000 in 2007, from $744,000 in 2006, due to decreases in the average volume of time deposits. For the nine months ended September 30, interest on deposits increased $224,000, or 11.8%, to $2.1 million in 2007 from $1.9 in 2006.  Interest on borrowed funds increased $87,000, or 44.8%, for the third quarter of 2007 and $198,000, or 31.6%, for the nine months ended September 30, 2007 due to the increase in the average volume of overnight borrowings.

Other income for the third quarter increased $15,000, or 20.8%, to $87,000, in 2007, from $72,000 in 2006. The increase was due to a gain on the sale of securities in 2007, service fee income the Bank retained on sold loans and increased revenue generated from our ATM/debit card program. Total other expenses increased $48,000, or 5.6%, to $906,000 in 2007 from $858,000 in 2006.  Salaries and employee benefits increased $28,000, or 6.0%, to $498,000 in 2007, from $470,000 in 2006, primarily due to the addition of a Retail Banking Manager hired during the second quarter of 2007. Occupancy and equipment expense decreased $13,000 or 7.7%, to $155,000 in 2007, from $168,000 in 2006 and other operating expenses increased $33,000 or 15.0%, to $253,000 in 2007 from $220,000 in 2006. This increase was the result of expenses incurred during compliance testing for Sarbanes-Oxley.

For the nine months ended September 30, other income increased $122,000, or 47.7%, to $378,000 in 2007 from $256,000 in 2006, largely due to a gain of $79,000 from the sale of loans and an increase of $30,000 in gains on security sales. Total other expenses increased $153,000, or 6.4%, to $2.6 million in 2007 from $2.4 million in 2006.  Salaries and employee benefits increased $92,000 or 6.8%, to $1.4 million in 2007 from $1.3 million in 2006, largely related to increased personnel. Occupancy and equipment expense decreased $20,000, or 4.2%, to $459,000 in 2007 from $479,000 in 2006, while other operating expenses increased $81,000, or 13.3%, to $692,000 in 2007 from $611,000 in 2006. The majority of the other operating expenses were fees paid to our internal auditors in conjunction with Sarbanes Oxley compliance testing.

Applicable taxes for the third quarter increased $14,000 or 200%, to $7,000 in 2007 from ($7,000) in 2006. For the nine months ended September 30, 2007, taxes increased $63,000 or 153.7%, to $104,000 in 2007 from $41,000 in 2006, largely due to an increase in federal and state taxable income from gains on the sale of securities and loans.

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

The Bank’s cash and cash equivalents decreased $2.2 million for the nine months ended September 30, 2007.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings.

The Company’s and North Penn Bank’s capital ratios at September 30, 2007 and December 31, 2006 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2007:
Total Capital to risk-weighted assets:
Consolidated	$14,117	14.76%	>$7,652	>8.0%	>$9,565	>10.0%
North Penn Bank	$12,449	13.25%	>$7,519	>8.0%	>$9,398	>10.0%
Tier 1 Capital to risk-weighted assets:
Consolidated	$13,124	13.72%	>$3,826	>4.0%	>$5,739	>6.0%
North Penn Bank	$11,301	12.02%	>$3,759	>4.0%	>$5,639	>6.0%
Tier 1 Capital to total average assets:
Consolidated	$13,124	11.12%	>$4,721	>4.0%	>$5,902	>5.0%
North Penn Bank	$11,301	9.71%	>$4,655	>4.0%	>$5,818	>5.0%

Risk-Weighted Assets:
Consolidated	$95,650
North Penn Bank	$93,982
Average Assets:
Consolidated	$118,034
North Penn Bank	$116,366

At December 31, 2006:
Total Capital to risk-weighted assets:
Consolidated	$14,295	15.13%	>$7,560	>8.0%	>$9,450	>10.0%
North Penn Bank	$12,326	13.17%	>$7,487	>8.0%	>$9,359	>10.0%
Tier 1 Capital to risk-weighted assets:
Consolidated	$13,175	13.94%	>$3,780	>4.0%	>$5,670	>6.0%
North Penn Bank	$11,206	11.97%	>$3,744	>4.0%	>$5,615	>6.0%
Tier 1 Capital to total average assets:
Consolidated	$13,175	11.02%	>$4,782	>4.0%	>$5,977	>5.0%
North Penn Bank	$11,206	9.45%	>$4,746	>4.0%	>$5,932	>5.0%

Risk-Weighted Assets:
Consolidated	$94,496
North Penn Bank	$93,589
Average Assets:
Consolidated	$119,548
North Penn Bank	$118,641

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2007 and did not have any publicly announced repurchase plans or programs.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

A special meeting of shareholders was held on September 26, 2007 to vote on a proposal to approve the Plan of Conversion and Reorganization pursuant to which the company conducted its second step conversion. The result of the vote was as follows:

For:  1,239,533

Against:    8,037

Abstain:   543

Broker Non-Votes: 195,442

Item 5

Other Information.

None

Item 6.

Exhibits and Reports on Form 8-K.

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

North Penn Bancorp, Inc

Dated:	November 14, 2007	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	November 14, 2007	/s/ Glenn J. Clark
Glenn J. Clark Assistant Vice President and Principal Accounting Officer