Form 10KSB
period 2007-12-31
North Penn Bancorp Inc
filed 2008-03-31
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-KSB

______________

(Mark One)

☑

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number  000-52839

______________

NORTH PENN BANCORP, INC.

(Name of small business issuer in its charter)

______________

Pennsylvania	26-0261305
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

216 Adams Avenue, Scranton, Pennsylvania 18503

(Address of principal executive offices) (Zip Code)

(570) 344-6113

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State issuer’s revenues for its most recent fiscal year. $7,925,084

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $10,918,000 as of February 29, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

As of March 21, 2008, the issuer had 1,581,571 share of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (Check One): ☐ Yes   ☑ No

NORTH PENN BANCORP, INC.

FORM 10-KSB

INDEX

PAGE

FORWARD-LOOKING STATEMENTS

ii

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

1

ITEM 2.

DESCRIPTION OF PROPERTY

17

ITEM 3.

LEGAL PROCEEDINGS

18

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

18

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

19

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

19

ITEM 7.

FINANCIAL STATEMENTS

25

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

52

ITEM 8A(T).

CONTROLS AND PROCEDURES

52

ITEM 8B.

OTHER INFORMATION

52

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT

53

ITEM 10.

EXECUTIVE COMPENSATION

53

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

54

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

54

ITEM 13.

EXHIBITS

55

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

55

SIGNATURES

56

i

FORWARD-LOOKING STATEMENTS

Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995

This annual report contains forward-looking statements. You can find many of these statements before and after words such as “may,” “could,” “should,” “will,” “would,” “believe,” “expect,” “anticipate,” estimate,” “project,” “intend,” “plan,” “seek,” “assume,” “assume” or other similar expressions.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following: general economic conditions and changes in interest rates including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company’s organization, compensation and benefit plans; and similar items.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results could differ materially from those expressed in forward-looking information and statements contained in this annual report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements.

We do not intend to update our forward-looking information and statements to reflect change. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ii

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

North Penn Bancorp, Inc. (the “Company”) was organized on November 22, 2004 in anticipation of the mutual holding company reorganization and minority stock issuance of North Penn Bank (the “Bank”). The mutual holding company reorganization and minority stock issuance was completed on June 1, 2005. In the stock issuance, the Company sold 44.1% of its outstanding shares of common stock to the public, issued 53.9% of its outstanding shares of common stock to North Penn Mutual Holding Company, the mutual holding company parent of the Company and the Bank, and contributed 2% of its outstanding shares of common stock to North Penn Charitable Foundation.

The “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure was consummated on October 1, 2007, at which time the shares held by North Penn Mutual Holding Company were sold in an offering to certain depositors of the Bank and others and also were exchanged for the then issued and outstanding shares of prior North Penn Bancorp, Inc., the mid-tier holding company for the Bank, held by persons other than North Penn Mutual Holding Company. As a result of the conversion, the current North Penn Bancorp is the successor to the original North Penn Bancorp.

The principal activities of the Company are ownership and supervision of the Bank. The Bank is a community-oriented full-service savings bank providing traditional financial services to consumers and businesses in Northeastern Pennsylvania, including the communities in Lackawanna, Luzerne, Wayne and Monroe counties, among others. The Company and the Bank (sometimes referred to herein as “we”) compete with the many existing and larger financial institutions in our geographic market by emphasizing personalized service, responsive decision making and an overall commitment to excellence.

The Bank offers commercial and consumer loans of all types, including real estate loans, residential mortgage loans, home equity loans and lines of credit, auto loans and other credit products. The Bank’s deposit services include business and individual demand and time deposit accounts, NOW accounts, money market accounts, Individual Retirement Accounts and holiday accounts. We provide a number of convenience-oriented services and products to our customers, including direct payroll and social security deposit services, bank-by-mail services, access to a national automated teller machine network, safe deposit boxes, night depository facilities, notary services and travelers checks. We also offer internet banking and electronic bill payment.

As of December 31, 2007, the Bank employed 32 full-time and 15 part-time employees.

Business Strategy

Our mission is to continue operating as an independent, community-oriented bank by meeting the credit needs of local businesses and individuals, providing relationship banking and customer service that is better than other banks and offering products and services desired by our customers. We intend to increase our market share by growing our existing offices, as well as by pursuing more commercial customers.

We have a team of experienced commercial lenders in place to attract commercial loans, which we are pursuing to balance our large portfolio of residential mortgages. We are actively pursuing business relationships by capitalizing on the prior experience of our lending team, as well as existing customers, to develop deposit and lending relationships which emphasize service.

Corporate History

North Penn Bank was organized on February 28, 1877 as The German Building Association of Scranton. The institution eventually became North Penn Savings and Loan Association. On October 1, 2003, North Penn converted from a Pennsylvania state-chartered savings association to a Pennsylvania state-chartered savings bank and changed its name to North Penn Bank. North Penn Bancorp was organized on November 22, 2004 to be the bank holding company in connection with the Bank’s mutual holding company reorganization and minority stock issuance, which was completed on June 1, 2005. On October 1, 2007, the Company converted from the mutual holding company form to the stock holding company form. The Company’s common stock trades on the OTC Bulletin Board under the symbol “NPBP.OB”.

Executive Officers of the Registrant

Name	Age	Principal Occupation for Past Five Years
Frederick L. Hickman	52	President and Chief Executive Officer of North Penn Bancorp and North Penn Bank.
Thomas J. Dziak	52	Executive Vice President – Senior Lending Officer of North Penn Bancorp and North Penn Bank.
Thomas A. Byrne	47

Senior Vice President – Commercial Lending Officer of North Penn Bancorp and North Penn Bank. Prior to joining North Penn Bank in January of 2005, Mr. Byrne served as a vice president and commercial loan officer at Community Bank & Trust.

Glenn J. Clark	35	Assistant Vice President and Controller of North Penn Bancorp and North Penn Bank.

Available Information

The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.northpennbank.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website shall not be considered as incorporated by reference into this Annual Report on Form 10-KSB.

Loan Portfolio

The Bank’s business of making loans is its primary source of income. Traditionally as a savings and loan, the Bank’s emphasis was residential mortgages. As the Bank has changed from a savings and loan to a savings bank, it has increased its emphasis on commercial lending and has actively pursued small business accounts.

Commercial Loans

Our commercial lending consists primarily of real estate based loans, including commercial and residential real estate collateral, with conservative loan-to-value ratios and the ability to repay based on operating cash flow. We also make commercial vehicle loans.

Residential Mortgages

The Bank makes fixed and adjustable mortgages and home equity loans on owner occupied residential real estate. All of the mortgages are underwritten to be eligible for resale in the secondary market. Traditionally the Bank has offered terms of up to 30 years and less than 20% down payments supplemented with private mortgage insurance.

Home equity loans are offered as both closed end loans and lines of credit. Closed end loans can be fixed rate or adjustable. Home equity lines of credit have adjustable rates. These loans offer the consumer access to liquidity and lower interest rates, and interest payments may be tax deductible.

Consumer Loans

The Bank offers secured consumer loans, including deposit secured loans, auto loans, and indirect auto loans made through new and used car dealers.

The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Commercial	$2,157	2.19%	$1,742	1.81%	$1,069	1.33%
Real estate mortgages	88,878	90.31%	83,669	86.91%	70,020	86.89%
Consumer	7,383	7.50%	10,864	11.28%	9,496	11.78%
Total gross loans	98,418	100.00%	96,275	100.00%	80,585	100.00%
Less: allowance for loan losses	1,171		1,121		1,025
Loans, net	$97,247		$95,154		$79,560

The following table sets forth the estimated maturity of the Bank’s loan portfolio as December 31, 2007. The table does not include prepayments or scheduled principal repayments.

	Within One Year	One- Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$332	$1,080	$745	$2,157
Real estate mortgages	4,930	3,037	80,911	88,878
Consumer	350	6,440	593	7,383
Total	$5,612	$10,557	$82,249	$98,418

The following table presents, as of December 31, 2007, the dollar amount of all loans due after December 31, 2008, and whether such loans have fixed or adjustable interest rates.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial	$1,825	$—	$1,825
Real estate mortgages	38,660	45,288	83,948
Consumer	7,028	5	7,033
Total	$47,513	$45,293	$92,806

Risk Elements

Risk elements in the loan portfolio include past due, non-accrual loans, other real estate owned and a concentration of loans to one type of borrower. We monitor the loan portfolio to reduce the risk of delinquent and problem credits. Underwriting standards, including, but not limited to, loan-to-value and debt-to-income ratios, are followed to limit credit risk in the portfolio. Loan review is conducted by an outside party that evaluates loan quality, including adherence to underwriting standards. The loan review report goes directly to the Bank’s Board of Directors for their evaluation. The Pennsylvania Department of Banking and the Federal Deposit Insurance Corporations (FDIC), as the Bank’s regulators, also review the loan portfolio as part of their review process.

Asset Quality

The Bank manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to foster sound underwriting and loan monitoring practices. The Bank’s senior officers are responsible for monitoring asset quality, establishing credit policies and procedures subject to approval by the Board of Directors, ensuring the policies and procedures are followed and adjusting policies as appropriate.

Non-performing assets include non-performing loans and foreclosed real estate held for sale. Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual. Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful. A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection. When loans are placed on non-accrual, accruing interest is no longer posted to earnings. At December 31, 2007, the Bank had $378,000 in non-accrual loans. As of December 31, 2007, for purposes of accounting and reporting in accordance with SFAS 15, the Bank had no significant troubled debt restructuring. As of December 31, 2007, for purposes of accounting and reporting in accordance with SFAS 11, the Bank had $378,000 in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the date indicated:

	At December 31,
	2007	2006	2005
	(Dollars in Thousands)
Non-accrual mortgage loans	$349	$577	$506
Non-accrual commercial loans	—	—	—
Non-accrual consumer loans	29	17	33
Total non-performing loans	$378	$594	$539
Foreclosed real estate	100	100	105
Total non-performing assets and delinquent loans	$478	$694	$644

For the period ended December 31, 2007, the bank would have received an additional $23,000 in interest income under the original terms of such loans.

Allowance for Loan Losses

The Bank determines the provision for loan losses through a quarterly analysis of the loan portfolio. Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that affect the ability of borrowers to pay, and prior loss experience within the various loan categories are considered when reviewing the risks of the portfolio. Part of management’s review includes risk ratings of commercial loans, and the engagement of an external loan review of all loans over $400,000, insider loans and delinquent loans.

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$1,121	$1,025	$931
Charge-offs:
Commercial	—	—	—
Real estate mortgages	—	1	—
Consumer	45	31	14
Total	45	32	14
Recoveries:
Commercial	—	—	—
Real estate mortgages	—	—	—
Consumer	9	8	3
Total	9	8	3
Net charge-offs	36	24	11
Provision charged to operations	86	120	105
Balance at end of period	$1,171	$1,121	$1,025

Average loans outstanding, December 31	96,567	90,038	69,416
Loan reserve ratios:
Net loan charge-offs to average loans	0.04%	0.03%	0.02%
Allowance as a percentage of total loans	1.19%	1.16%	1.27%

The following table sets forth the breakdown of the allowance for loan losses by loan category as of December 31 for the year indicated.

	2007		2006		2005
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Construction and land development	$—	0.1%	$—	1.2%	$—	1.4%
Residential, 1-4 family	310	46.3%	285	44.0%	261	53.6%
Residential, multi-family	—	1.5%	1	2.5%	1	2.5%
Commercial real estate	749	42.4%	652	39.2%	543	29.4%
Commercial	—	2.2%	—	1.8%	—	1.3%
Consumer	112	7.5%	183	11.3%	220	11.8%
Total	$1,171	100.0%	$1,121	100.0%	$1,025	100.0%

Securities

Securities, primarily U.S. government agency bonds, mortgage-backed, and municipal bonds, totaled $13,366,000 or 10.9% of total assets at December 31, 2007. The Bank’s securities portfolio is used to assist the Bank in liquidity, asset/liability management and earnings. Securities can be classified as securities “held-to-maturity” or “available-for-sale.” Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts. Securities available-for-sale may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, being included in the Bank’s accumulated other comprehensive income account. At December 31, 2007, accumulated other comprehensive income, a component of shareholders’ equity, was a loss of $90,000. The Bank classifies all new bond purchases as available-for-sale.

The following tables summarize the composition of our investment portfolio as of the date indicated,

Securities Portfolio

	December 31, 2007
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$385	$385
Mortgage-backed securities	—	—	4,521	4,480
State & political subdivisions	—	—	7,026	7,061
Other bonds	—	—	500	500
Total debt securities	$—	$—	$12,432	$12,426
Equity securities	—	—	1,071	940
Total securities	$—	$—	$13,503	$13,366

	December 31, 2006
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$385	$378
Mortgage-backed securities	—	—	5,391	5,280
State & political subdivisions	—	—	7,026	7,077
Other bonds	—	—	503	495
Total debt securities	$—	$—	$13,305	$13,230
Equity securities	—	—	999	997
Total securities	$—	$—	$14,304	$14,227

	December 31, 2005
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
U.S. Agency securities	$—	$—	$385	$377
Mortgage-backed securities	—	—	6,494	6,346
State & political subdivisions	—	—	7,026	6,952
Other bonds	—	—	1,264	1,256
Total debt securities	$—	$—	$15,169	$14,931
Equity securities	—	—	745	720
Total securities	$—	$—	$15,914	$15,651

The amortized cost and weighted average yield of the Bank’s investment securities at December 31, 2007, by contractual maturity, are reflected in the following table. Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2007
	Due in 1 year or less	Due in 1–5 years	Due in 5–10 years	Due after 10 years	Total
	(Dollars in thousands)
US Agency securities:
Amortized cost	—	—	$385	—	$385
Weighted average yield			5.00%		5.00%
State & political subdivisions
Amortized cost	—	—	$365	$6,661	$7,026
Weighted average yield (1)			5.69%	5.49%	5.50%
Mortgage-backed securities
Amortized cost	$328	$2,546	$35	$1,612	$4,521
Weighted average yield	4.11%	4.17%	6.00%	4.67%	4.35%
Other bonds
Amortized cost	$500	$—	—	—	$500
Weighted average yield	4.25%				4.25%
Total amortized cost	$828	$2,546	$785	$8,273	$12,432
Total fair value	$826	$2,519	$789	$8,292	$12,426
Weighted average yield	4.19%	4.17%	5.37%	5.33%

———————

(1)

Yields on tax-exempt securities were adjusted to a tax-equivalent basis using a 34% rate.

Deposits

Our primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area. The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable

Distribution of Average Deposits

	Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Non-interest bearing demand deposits	$8,437	0.00%	$7,209	0.00%	$5,188	0.00%
Interest bearing demand deposits	8,266	2.32%	7,481	2.61%	7,765	0.42%
Savings and money market deposits	18,742	2.88%	18,968	3.48%	19,403	1.43%
Time deposits	49,201	4.50%	51,785	4.51%	44,183	3.49%
Total deposits	$84,646		$85,443		$76,539

Maturities of Time Deposits of $100,000 and Over

The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 2007:

	Amount	Percent
	(Dollars in thousands)
Three months or less	$1,135	11.62%
Three to six months	4,035	41.32%
Six to twelve months	3,857	39.49%
Over twelve months	739	7.57%
Total	$9,766	100.00%

Total deposits were $83,683,000 at December 31, 2007 compared to total deposits of $86,746,000 at December 31, 2006 and total deposits of $77,429,000 at December 31, 2005. Time deposits totaled $43,337,000 at December 31, 2007 compared to $53,727,000 at December 31, 2006 and $46,519,000 at December 31, 2005.

Short-Term Borrowings

The Bank uses short-term borrowings as a source of liquidity and to meet short-term liquidity needs. When loan demand exceeds deposit growth, the Bank funds the loans through short-term borrowings from FHLBank of Pittsburgh. The Bank has a line-of-credit with FHLBank of Pittsburgh for short-term borrowings varying from one day to three years. Borrowings under this line of credit are secured by qualified assets in the form of a blanket lien. Interest paid on these short-term borrowings varies based on interest rate fluctuations. The credit line had a balance of $5,879,000 at December 31, 2007 compared to $9,741,000 at December 31, 2006 and $2,698,000 at December 31, 2005.

The following table sets forth information regarding FHLBank of Pittsburgh overnight advances during the years ended.

	2007	2006	2005
	(Dollars in thousands)
Maximum amount outstanding at any month end	$11,287	$9,741	$4,363
Average amount outstanding	$7,804	$4,651	$1,070
Weighted average interest rate	5.11%	5.20%	3.49%
Balance outstanding at end of period	$5,879	$9,741	$2,698
Weighted average interest rate at end of period	5.13%	5.46%	4.28%

Market Area

We are headquartered in Scranton, Pennsylvania, which is located in Northeastern Pennsylvania. In addition to our main office, we operate four branch offices, located in Scranton, Clarks Summit, Stroudsburg and Effort, Pennsylvania. We consider our primary market area to include Lackawanna and Monroe Counties, and to a lesser extent, certain areas of the adjoining counties.

Competition

Banking is a very competitive business, with both large and small banks competing for the same customers. In addition, non-bank competitors, such as brokerage firms, credit unions, insurance companies and mortgage brokers, are offering customers loan and deposit services. Legislative, regulatory and technological changes in the financial services industry have created these new competitors, and will continue to do so in the future. Technological advances have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which increases competition in the financial services industry.

REGULATION AND SUPERVISION

Regulation of Pennsylvania Savings Banks

General. As a Pennsylvania state chartered savings bank with deposits insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”), North Penn Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing North Penn Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC or the United States Congress, could have a material impact on us and our operations.

Federal law provides the federal banking regulators, including the FDIC and the Office of Thrift Supervision, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code (the “Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of North Penn Bank and its affairs. The Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Code also provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, prohibits a state-chartered bank from making new investments or loans or becoming involved in activities as principal and making equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to us by the Code is significantly restricted by the Federal Deposit Insurance Act.

Federal Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC administers the Deposit Insurance Fund.

The FDIC has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year. The FDIC has adopted regulations that set assessment rates that took effect at the beginning of 2007. The new assessment rates for most banks vary between five cents and seven cents for every $100 of deposits.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System. At December 31, 2007, we exceeded all regulatory capital requirements and were classified as “well capitalized.”

The FDIC’s capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC’s regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1 or core capital is defined as the sum of common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a bank’s allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

We are also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas. We were in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2007.

Restrictions on Dividends. The Code states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus (retained earnings) is at least equal to contributed capital. The Bank has not declared or paid any dividends that have caused its retained earnings to be reduced below the amount required. Finally, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to make loans to, and to engage in certain other transactions with (collectively, “covered transactions”), their affiliates, including their bank holding companies and the holding companies’ nonbank affiliates. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of a bank’s capital and surplus, and the aggregate amount of covered transactions with all affiliates is limited to 20% of capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, North Penn Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans North Penn Bank may make to insiders based, in part, on North Penn Bank’s capital position and requires certain Board approval procedures to be followed. Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. There are additional restrictions applicable to loans to executive officers.

Federal Home Loan Bank System. We are a member of FHLBank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, we are required to purchase and maintain stock in FHLBank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of our outstanding advances from the FHLBank of Pittsburgh. At December 31, 2007, we were in compliance with this requirement.

Loans to One Borrower. Under Pennsylvania and federal law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts. An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses. As of December 31, 2007, our loans-to-one borrower limitation was $2,272,000 and we were in compliance with such limitation.

Anti-Money Laundering. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.

Regulation of Holding Companies

General. Federal law allows a state savings bank that qualifies as a “qualified thrift lender” to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election allows its holding company to be regulated as a savings and loan holding company by the Office of Thrift Supervision rather than as a bank holding company by the Federal Reserve Board. The Bank has elected to be treated as a savings association so that the Company will be regulated as a savings and loan holding company under federal law. As such, the Company has registered with the Office of Thrift Supervision and is subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Office of Thrift Supervision has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the Bank.

As a unitary savings and loan holding company, the Company is able to engage only in activities permitted to a financial holding company and those permitted for a multiple savings and loan holding company, which includes non-banking activities that the Federal Reserve Board has determined to be permissible for bank holding companies.

Limitation on Capital Distributions. Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision. If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like the Bank, it is a subsidiary of a holding company. If the Bank’s capital were ever to fall below its regulatory requirements or regulators notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. In order for the Company to be regulated by the Office of Thrift Supervision as a savings and loan holding company (rather than by the Federal Reserve Board as a bank holding company) the Bank must meet a qualified thrift lender test. Under the test, the Bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period. Education loans, credit card loans and small business loans may be considered “qualified thrift investments.” As of December 31, 2007, the Bank met the qualified thrift lender test.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision. Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Risk Factors

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2007, $45.3 million, or 46.0%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans. These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, some of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

The unseasoned nature of our commercial loan portfolio may expose us to increased lending risks.

A significant amount of our commercial and multi-family real estate loans and commercial business loans are unseasoned, meaning that they were originated recently. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectibility. Furthermore, these loans have not been subjected to unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

Changes in interest rates could reduce our net interest income and earnings.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Our efforts to increase core deposits may not be successful, which would limit our ability to grow.

Our goal is to fund growth of interest-earning assets by attracting core deposits, which we define as demand, savings and money market deposits. Our primary markets for deposits are the communities in which our offices are located. We face significant competition for core deposits from other financial institutions. If we are unable to attract core deposits, we will not be able to increase our interest-earning assets unless we use other funding sources, such as certificates of deposit or borrowed funds, which generally require us to pay higher interest rates compared to core deposits. In addition, competition may require us to pay higher rates on core deposits. Many institutions currently offer high yielding checking, savings and/or money market accounts. We may have to offer similar high yielding accounts in order to attract core deposits, which would contribute to the compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. We currently do not have any plans to expand our market area for deposits.

Because most of our borrowers are located in Northeast Pennsylvania, a downturn in the local economy or a decline in local real estate values could cause increases in nonperforming loans, which could hurt our profits.

Substantially all of our loans are secured by real estate or made to businesses in Northeast Pennsylvania. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

Strong competition within our market area could hurt our profits and inhibit growth.

We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Many of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer products and services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

We are dependent upon the services of our management team.

We rely heavily on our President and Chief Executive Officer, Frederick L. Hickman and our senior executives Thomas J. Dziak and Thomas A. Byrne. The loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because, as a small community bank, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations. We have employment agreements with Messrs. Hickman, Dziak and Byrne. We do not maintain key man life insurance for these executives.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Pennsylvania Department of Banking, our chartering authority, and by the Federal Deposit Insurance Corporation, as our primary federal regulator. The Company is subject to regulation and supervision by the Office of Thrift Supervision. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of North Penn Bank rather than for holders of North Penn Bancorp common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The Company’s articles of incorporation and bylaws and certain laws and regulations may prevent or make more difficult certain transactions, including a sale or merger of the Company.

Provisions of the Company’s articles of incorporation and bylaws, state corporate law and federal banking regulations may make it more difficult for companies or persons to acquire control of the Company. As a result, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:

•

Articles of incorporation and bylaws. Provisions of the articles of incorporation and bylaws of the Company may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes. These provisions also make more difficult the removal of current directors or management, or the election of new directors. These provisions include:

•

supermajority voting requirements for certain business combinations and changes to some provisions of the articles of incorporation and bylaws;

•

limitation on the right to vote shares;

•

the election of directors to staggered terms of three years;

•

provisions regarding the timing and content of shareholder proposals and nominations;

•

provisions restricting the calling of special meetings of shareholders;

•

the absence of cumulative voting by shareholders in the election of directors; and

•

the removal of directors only for cause.

•

Pennsylvania anti-takeover statutes. Pennsylvania law contains four anti-takeover sections that apply to public reporting companies relating to control share acquisitions, the disgorgement of profits by certain controlling persons, business combination transactions with interested shareholders and the ability of shareholders to put their stock following a control transaction.

•

Office of Thrift Supervision regulations. Office of Thrift Supervision regulations prohibit, for three years following the completion of our second-step conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the Office of Thrift Supervision.

The following table presents information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income and dividends from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annual income or expense by the average balances of assets or liabilities, respectively, for the periods presented. For purposes of the below table, average balances have been calculated using the average of daily balances, and non-accrual loans are included in average balances; however, accrued interest income has been excluded from these loans.

Average Balance, Interest Income and Expense, Average Yield and Rates

	Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans:
Mortgages	$85,801	$6,086	7.09%	$78,322	$5,537	7.07%	$60,931	$3,916	6.43%
Consumer	9,017	591	6.55	9,974	670	6.72	8,128	587	7.22
Commercial	1,749	120	6.86	1,742	139	7.98	357	26	7.28
Total loans	96,567	6,797	7.04	90,038	6,346	7.05	69,416	4,529	6.52
Investment securities:
U.S. government securities	5,221	220	4.21	6,107	262	4.29	9,655	392	4.06
Municipal securitie(1)	7,017	435	6.20	6,956	435	6.25	6,857	253	3.69
Other securities	497	18	3.62	952	44	4.62	4,209	218	5.18
Equities	969	37	3.82	907	33	3.64	747	21	2.81
Total securities	13,704	710	5.18	14,922	774	5.19	21,468	884	4.12
Equity securities at cost	1,183	75	6.34	—	—	—	—	—	—
Deposits in banks	530	18	3.40	1,883	60	3.19	1,124	17	1.51
Total interest earning assets	111,984	7,600	6.79	106,843	7,180	6.72	92,008	5,430	5.90
Non-interest earning assets:
Cash and due from banks	1,821			1,313			1,698
Other assets	5,875			6,564			3,923
Less: allowance for loan losses	(1,157)			(1,061)			(970)
Total non-interest earning assets	6,539			6,816			4,651
Total assets	$118,523			$113,659			$96,659
Liabilities and stockholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	$8,266	135	1.63	$7,481	146	1.95	$7,765	31	0.40
Savings and money market	18,742	434	2.32	18,968	403	2.12	19,403	257	1.32
Time deposits	49,201	2,248	4.57	51,785	2,118	4.09	44,183	1,380	3.12
Total interest bearing deposits	76,209	2,817	3.70	78,234	2,667	3.41	71,351	1,668	2.34
Other borrowings	19,761	1,043	5.28	16,651	865	5.19	9,891	519	5.25
Total interest bearing liabilities	95,970	3,860	4.02	94,885	3,532	3.72	81,242	2,187	2.69
Total non-interest bearing liabilities	10,441			7,832			5,970
Total liabilities	106,411			102,717			87,212
Stockholders’ equity	12,112			10,942			9,447
Total liabilities and stockholders’ equity	$118,523			$113,659			$96,659
Net interest spread(1)		$3,740	2.77		$3,648	3.00		$3,243	3.21
Net interest margin(1)			3.34			3.41			3.52
Taxable equivalent adjustment		$148			$148			$86
Average earning assets as a percentage of interest bearing liabilities			116.69%			112.60%			113.25%

———————

(1)

The yield on municipal securities is computed on a tax equivalent basis at the U.S. federal income tax rate of 34%.

We believe that it is common practice in the banking industry to present interest income and related yield information on tax exempt securities on a tax-equivalent basis and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax exempt securities to a tax equivalent amount may be considered to include non-GAAP financial information. A reconciliation to GAAP is provided below.

Tax Equivalent Reconciliation

	Year Ended December 31,
	2007		2006		2005
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
	(Dollars in thousands)
Municipal securities – nontaxable	$287	4.09%	$287	4.13%	$167	2.44%
Tax equivalent adjustment (1)	148		148		86
Municipal securities – tax equivalent	$435	6.20%	$435	6.25%	$253	3.69%

Net interest income – nontaxable	$3,592		$3,500		$3,157
Tax equivalent adjustment (1)	148		148		86
Net interest income – tax equivalent	$3,740		$3,648		$3,243

Interest rate spread – no tax adjustment		2.63%		2.86%		3.12%
Net interest margin – no tax adjustment		3.21%		3.28%		3.43%

———————

(1)

The tax equivalent adjustment is based on a tax rate of 34% for all periods presented.

Rate/Volume Analysis

	Year Ended December 31, 2007 Compared to 2006
		Increase (Decrease) Due to
	Net	Volume	Rate
	(Dollars in thousands)
Interest Income:
Loans	$451	$392	$59
Investment securities	(64)	(60)	(4)
Equity securities	75	75	—
Deposits in other banks	(42)	(35)	(7)
Total	$420	$372	$48

Interest Expense:
Interest bearing demand deposits	$(11)	$15	$(26)
Savings and money market deposits	31	(6)	37
Time deposits	130	(106)	236
Other borrowings	178	160	18
Total	$328	$63	$265
Net Interest Income	$92	$309	$(217)

Changes in interest due to volume and rate have been allocated by reference to changes in the average balances and the average interest rates of interest earning assets and interest bearing liabilities.

Interest Sensitivity Analysis

	At December 31, 2007 Maturing Or Repricing In:
	Within 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Interest earning assets:
Interest bearing deposits	$107	—	—	—	$107
Investment securities	500	326	2,519	10,021	13,366
Loans	9,409	9,218	38,618	41,173	98,418
Total interest earning assets	$10,016	$9,544	$41,137	$51,194	$111,891

Interest bearing liabilities:
Interest bearing demand	$10,153	—	—	—	$10,153
Money market	7,816	—	—	—	7,816
Savings	—	—	—	14,953	14,953
Time deposits	5,343	30,885	7,109	—	43,337
Borrowed funds	5,879	—	5,000	7,000	17,879
Total interest bearing liabilities	$29,191	$30,885	$12,109	$21,953	$94,138
Period Gap	$(19,175)	$(21,341)	$29,028	$29,241
Cumulative gap	$(19,175)	$(40,516)	$(11,488)	$17,753
Ratio of cumulative gap to total assets	(15.65)%	(33.07)%	(9.38)%	14.49%

Assumptions:

*

Adjustable rate loans have been distributed among the categories by repricing dates.

*

Mortgage backed investments and loans do not take into account principal prepayments.

*

All transaction deposit accounts have been placed into the within three months category as they have no stated maturity and rates will adjust as market rates adjust.

*

All savings accounts have been placed in the beyond five years category based upon historical experience.

Earnings are dependent on maintaining adequate net interest yield or spread between rates earned on assets and the cost of interest bearing liabilities. We must manage our interest rate sensitivity to maintain adequate spread during rising and declining interest rate environments. Decisions about which bonds to purchase are based upon factors such as term, yield and asset quality. Short term bonds enhance rate sensitivity but typically have lower yields. Our investment strategy carries the majority of our investments as maturing after the five year period illustrated above. All of our investments are held available for sale which gives us the flexibility to sell in response to market changes. The money can then be used to fund loan growth or reinvested in bonds at the new interest rate.

Having a similar amount of assets repricing, or maturing, at or about the same time as our liabilities reprice or mature, reduces our interest rate risk. However, we recognize certain trends and historical experiences for some products. We know that while all our customers could withdraw their money on any given day, they do not do so, even with interest rate changes. Accounts such as savings, interest checking, and money market accounts are core deposits and do not have the same reaction to interest rate changes as time deposits do. These accounts tend to change according to cash flow and the transaction needs of our customers.

According to the table, we have a negative gap position, which means our liabilities will reprice faster than our assets. When interest rates are rising, this will tend to reduce our interest spread and our net interest income, and when rates are falling; our interest spread and net income should increase.

ITEM 2.

DESCRIPTION OF PROPERTY

The Bank currently conducts its business through its five full-service banking offices in Scranton, Stroudsburg, Clarks Summit and Effort, Pennsylvania. The Bank owns all of its offices, except for Clarks Summit, which is subject to a renewable lease that expires in 2009. The net book value of the land, buildings, furniture, fixtures and equipment owned by the Company was $4,159,000 as of December 31, 2007.

ITEM 3.

LEGAL PROCEEDINGS

We are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our business. We do not believe that there is any pending or threatened proceeding against us which, if determined adversely, would have a material effect on our business or financial position.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “NPBP.OB”. An active trading market does not currently exist for our common stock.

The following table sets forth the high and low bid information for the periods indicated. Share price and dividend information has not been adjusted to reflect the exchange of the former North Penn Bancorp common stock for 1.092 shares of the Company’s common stock on October 1, 2007.

2007	Dividends	High	Low	Close
First Quarter	$0.03	$15.50	$11.05	$15.00
Second Quarter	$0.03	$15.30	$13.95	$14.30
Third Quarter	$0.03	$14.00	$10.30	$11.20
Fourth Quarter	$0.03	$10.26	$ 8.35	$ 9.05

2006	Dividends	High	Low	Close
First Quarter	$0.03	$11.00	$10.30	$10.85
Second Quarter	$0.03	$11.75	$10.40	$11.00
Third Quarter	$0.03	$11.75	$10.90	$11.75
Fourth Quarter	$0.03	$12.20	$11.24	$11.60

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 12, 2008, there were approximately 826 holders of record of our common stock.

Registrar and Transfer, Inc. serves as transfer agent and registrar for our common stock.

We did not repurchase any shares of our common stock during the quarter ended December 31, 2007 and did not have any publicly announced stock repurchase plans or programs.

The information under Notes 2 and 19 to the Company’s Consolidated Financial Statements regarding the use of proceeds from the Company’s second-step conversion and the Company’s dividend policy is incorporated herein by reference.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Effective June 1, 2005, the Bank became a wholly owned subsidiary of North Penn Bancorp, Inc., which has no material operations other than ownership of the Bank. The Bank conducts community banking activities by accepting deposits and making loans in our market area. The Bank’s lending products include commercial loans and mortgages, and lines of credit, consumer and home equity loans, and residential mortgages on single family and multi family dwellings. The Bank maintains an investment portfolio of municipal, U.S. government and investment grade corporate bonds to manage its liquidity and interest rate risk. The Bank’s loan and investment portfolios are funded with deposits as well as collateralized borrowings from FHLBank of Pittsburgh, secured by a blanket lien on the Bank’s loans.

Our earnings come primarily from net interest income, which is the difference between what we earn on loans and investments and what we pay for our deposits and borrowings. The net interest income is impacted buy our loan loss provision, other income, and other expenses.

Critical Accounting Matters

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of the deferred tax assets.

We consider the allowance for loan losses to be a critical accounting policy. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectibility of the loan portfolio.

Although we believe that we use the best information available to establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors. In addition, our regulatory authorities as an integral part of their examination process periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of examination.

The Bank believes that the judgments used in establishing the allowance for loan losses are based on reliable present information. In assessing the sufficiency of the allowance for loan losses, management considers, among other things described above, how well prior estimates have related to actual experience. The Bank has not found it necessary to call into question the reliability of judgments used in its calculation.

There are also no particular risk elements in the local economy that put a group or category of loans at increased risk, however, the Bank is pursuing commercial loans secured primarily by real estate, which may bear a higher risk of loss. These factors could lead to higher levels of allowance in future periods.

The estimate of the allowance level is always subject to normal inherent risk associated with any loan portfolio and can change based on future events, not known or predictable.

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed continually as regulatory and business factors change. Management’s recording of deferred tax assets and liabilities and the need for a valuation allowance is made based on information available to the Bank at the time. In particular, management evaluates the recoverability of deferred tax assets based on the ability of the Bank to generate future profits to utilize such benefits. Management employs budgeting and periodic reporting processes to continually monitor progress. These factors lower the inherent risk in the assumption of future profits. Historically, the Bank has had sufficient profits for tax recovery.

Statement of Changes in Financial Condition

General. Our assets increased $76,000, or 0.1%, to $122.5 million at December 31, 2007, compared to $122.4 million at December 31, 2006. Although our overall asset total remained relatively unchanged, there was significant change in our liabilities and stockholder equity sections.

Assets. The net loan portfolio increased approximately $2.1 million, or 2.2%, from $95.1 million at December 31, 2006, to $97.2 million at December 31, 2007. Commercial mortgages increased approximately $4.0 million, or 10.6%, from approximately $37.7 million at December 31, 2006, to $41.7 million at December 31, 2007. Our residential mortgage portfolio increased $1.2 million, or 2.6%, to $47.2 million at December 31, 2007, from $46.0 million at December 31, 2006. We sold $4.4 million of residential mortgages during the second quarter of 2007 to alleviate interest rate risk associated with individual mortgages and reinvested the funds in commercial loans. Consumer loans decreased $3.5 million from $10.9 million at December 31, 2006 to $7.4 million at December 31, 2007, as the Bank has chosen not to aggressively pursue that segment of loans.

The investment portfolio decreased approximately $861,000, or 6.1%, to $13.4 million at December 31, 2007, from $14.2 million at December 31, 2006. The majority of the decrease was attributable to pay downs of mortgage-backed securities, which amounted to $860,000 for the year. The Company did not have any securities that matured during the year. The Company purchased $284,000 in equity securities, after selling $264,000 for a pretax gain of $52,000.

The Company realized an increase of $43,000 in the cash surrender value life insurance representing actual earnings on existing policies, as there were no new purchases during the year. The policies support future employee benefit programs while allowing us to earn tax exempt income at a tax equivalent rate of 6.67%.

The Company held one property in other real estate owned valued at $100,000, pending sale, at December 31, 2007. This property was sold at the end of January, 2008 without loss.

Premises and equipment decreased approximately $183,000, or 4.3%, to $4.1 million from $4.3 million at December 31, 2006. The decrease was the result of typical depreciation expense.

Deposits. Total deposits decreased approximately $3.0 million, or 3.5%, to $83.7 million at December 31, 2007, from $86.7 million at December 31, 2006. Time deposit products, which include certificates of deposit and IRA accounts, decreased approximately $10.4 million, or 19.4%, from $53.7 million at December 31, 2006, to $43.3 million at December 31, 2007. The Bank has tried to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits, particularly non-interest-bearing deposits. Regular checking increased $431,000, or 6.2%, from $7.0 million at December 31, 2006, to $7.4 million on December 31, 2007. There was a slight increase in NOW accounts of $499,000, or 5.1%, to $10.2 million at December 31, 2007 from $9.7 million at December 31, 2006. Money market accounts decreased approximately $944,000, or 10.9%, to $7.8 million at December 31, 2007, from $8.7 million at December 31, 2006. Savings accounts grew 97.4%, approximately $7.4 million, to $15.0 million at December 31, 2007, from $7.6 million at December 31, 2006. We have created a Signature Savings account which pays a higher rate of interest than similar products. As of December 31, 2007 this account was available to customers in our Monroe county market area. The balance of these accounts was $9.0 million, or 60.0% of our savings accounts, and was paying a rate of 4.29%. In January, 2008, the product was expanded to include all of our market area with a current rate of 3.00%.

Borrowings. As of December 31, 2007, we have two outstanding loans and a line of credit with FHLBank of Pittsburgh. Our line of credit is available up to $15.0 million at an interest rate equal to the current overnight rate. This line is a source of liquidity which is used to fund our loan demand when deposit volume is inadequate. The net decrease in the overnight borrowing was $3.8 million, to $5.9 million at December 31, 2007 from $9.7 million at December 31, 2006. The funds raised in our second step conversion allowed us to reduce overnight borrowings. We have a long term note of $5.0 million with FHLBank which matures on July 18, 2010. The annual percentage rate on this note is 6.19% and carries a prepayment penalty equal to a percentage of the remaining interest payments. The Bank also has a long term note of $7.0 million from the FHLBank of Pittsburgh at a rate of 4.34%, maturing July 13, 2015.

Equity. Total stockholders equity increased by approximately $7.1 million, or 54.2%, to $20.2 million at December 31, 2007 from $13.1 million at December 31, 2006. Additional paid in capital increased $7.6 million. Substantially all of the increase was the result of the proceeds from the sale of North Penn Mutual Holding Company’s stock to the general public as part of our second step conversion.

Comparison of Results of Operations for the Years Ended December 31, 2007 and 2006

General. For the year ended December 31, 2007, we recorded net income of approximately $301,000 compared to net income of $315,000 for December 31, 2006.

Net Interest Income. Our principal source of revenue is net interest income. Net interest income is the difference between interest earned on securities and loans, less the interest paid on deposits and borrowed funds. Our primary interest earning assets are loans, while deposits make up the majority of our interest bearing liabilities. Changes in the volume and rate of interest earning assets and interest bearing liabilities have an impact on net interest income.

Net interest income increased approximately $92,000, or 2.6%, to $3.6 million for the year ended December 31, 2007, compared to $3.5 million for the year ended December 31, 2006. Interest income increased approximately $420,000, or 6.0%, to $7.4 million for the year ended December 31, 2007 from $7.0 million at December 31, 2006. Interest expense increased approximately $328,000, or 9.4%, to $3.8 million at December 31, 2007 from $3.5 million at December 31, 2006, due to higher interest rates being paid and higher average volumes of overnight borrowings. Consequently, the interest rate spread decreased to 2.77% for the year ended December 31,

2007, compared to 3.00% for 2006. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 112.60% for the year ended December 31, 2006, to 116.69% for the year ended December 31, 2007.

Interest Income. Total interest income increased $420,000, or 6.0%, to $7.4 million at December 31, 2007 compared to $7.0 million for the year ended December 31, 2006. The increase was the result of greater average loan volumes, partially offset by decreases in the investment portfolio.

Total loan income for the year ended December 31, 2007 was $6.8 million, an increase of $451,000 or 7.2%, from the $6.3 million reported for the year ended December 31, 2006. The loan portfolio yield decreased to 7.04% for the year ended December 31, 2007, from 7.05% for 2006. Average loan balance increased $6.5 million, or 7.2%, to $96.5 million for the year ended December 31, 2007, from $90.0 million for the year ended December 31, 2006. Average real estate loan products showed the greatest increase, from $78.3 million for the year ended December 31, 2006, to $85.8 million for the year ended December 31, 2007.

Total investment securities and interest bearing deposit income decreased $31,000, or 4.5%, for the year ended December 31, 2007, totaling $655,000 for the year ended December 31, 2007 versus $686,000 for the year ended December 31, 2006. The decrease represents lower mortgage-backed security volumes.

Interest Expense. Interest expense for the year ended December 31, 2007 totaled $3.8 million. This represents an increase of $328,000, or 9.4%, for the year compared to $3.5 million in 2006. Average time deposit volumes decreased $2.6 million, or 5.0%, to $49.2 million for the year ended December 31, 2007, from $51.8 million for the year ended December 31, 2006. The cost of time deposits increased 48 basis points for the year ended December 31, 2007, from 4.09% for the year ended December 31, 2006 to 4.57%. Savings and money market interest expense increased $31,000, or 7.7%, to $434,000 for the year ended December 31, 2007, from $403,000 for the year ended December 31, 2006. For the year ended December 31, 2007, the average balances on customer deposits decreased $2.0 million, or 2.6%, to $76.2 million from $78.2 million for the year ended December 31, 2006.

The FHLBank of Pittsburgh average advance balance increased $3.1 million, or 18.6%, to $19.8 million at December 31, 2007 from $16.7 million for the year ended December 31, 2006. The interest paid on these advances increased $178,000, or 20.6%, from $865,000 for the year ended December 31, 2006 to $1.0 million for the year ended December 31, 2007. The increase was the result of higher volumes of overnight borrowing.

Provisions for Loan Losses; Allowance for Loan Losses. We recorded a provision for loan loss in the amount of $86,000 for the year ended December 31, 2007. The provision recorded for the year 2006 was $120,000. The allowance for loan losses as a percent of total loans was 1.19% at December 31, 2007, compared to 1.16% at December 31, 2006. Management establishes the allowance for loan losses at an amount believed to be adequate to cover known identifiable loan losses as well as any estimated losses inherent in the portfolio that are probable but that cannot be specifically identified.

The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated. The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	At December 31,
	2007	2006	% Change
	(Dollars in thousands)
Nonaccrual loans	$378	$594	(36.36)%
Other real estate owned	100	100	(0.00)%

Total nonperforming assets	$478	$694	(31.12)%
Total nonperforming loans to total loans	0.38%	0.62%	(38.71)%
Total nonperforming loans to total assets	0.31%	0.49%	(36.73)%
Total nonperforming assets to total assets	0.39%	0.57%	(31.59)%

Other Income. The following table summarizes other income for the years ended:

	Year Ended December 31,
Other Income	2007	2006	% Change
	(Dollars in thousands)
Service charges and fees	$228	$206	10.68%
Gain on sale of other real estate owned	6	29	(79.31)%
Increase in cash surrender value of life insurance	90	87	3.45%
Other operating income	18	15	20.00%
Gain on sale of loans	79	—	N/A
Gain on sale of equity investments	52	11	372.73%
Total	$473	$348	35.92%

Other income for the year ended December 31, 2007, totaled $473,000, which was an increase for the year of $125,000 compared to 2006, which totaled $348,000. The Bank recorded a gain of $79,000 for the year on the sale of part of its loan portfolio. Investments were sold at a pre-tax gain of $52,000 for the year ended December 31, 2007. The investments sold were a portion of the portfolio held by the bank’s subsidiary, Norpenco Inc.

Other Expenses. The following table summarizes noninterest expenses for the years ended:

	Year Ended December 31,
Other Expense	2007	2006	% Change
	(Dollars in thousands)
Directors’ fees	$97	$101	(3.96)%
Correspondent bank charges	47	50	(6.00)
Contributions	6	7	(14.29)
Advertising	76	67	13.43
Insurance	48	46	4.35
Professional services	159	95	67.37
Consulting fees	49	33	48.48
Postage and office supplies	84	86	(2.33)
ATM Expense	58	58	—
FDIC Insurance	10	10	—
BOLI Expense	68	64	6.25
Dues & Subscriptions	16	12	33.33
Telephone	44	39	12.82
O.R.E. Expense	16	12	33.33
Other expense	143	190	(24.74)
Total other expense	$921	$870	5.86

Other expenses increased approximately $247,000, or 7.40%, to $3.6 million for the year ended December 31, 2007, compared to $3.3 million for the year ended December 31, 2006.

Consulting fees increased $16,000, or 48.48%, and professional services increased $64,000, or 67.37%, for the year ended December 31, 2007. The majority of these expenses were increased fees associated with being a public company and complying with the provisions of the Sarbanes-Oxley Act.

Salaries and employee benefits represented 56.1% and 54.4% of total noninterest expense for the years ended December 31, 2007 and 2006, respectively. Salaries and employee benefits increased $196,000 for the year ended December 31, 2007, to $2.0 million from $1.8 million for 2006. The increase in expense reflects the hiring of additional personnel, including a retail banking manager, coupled with merit increases for our employees. The increase was also the result of an additional $33,000 in ESOP expense.

Income taxes. The Bank recorded income tax expense for the year ended December 31, 2007 of $92,000, compared to an income tax expense of $74,000 for the year ended December 31, 2006.

ITEM 7.

FINANCIAL STATEMENTS

McGrail Merkel Quinn & Associates CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS	Francis J. Merkel, CPA Joseph J. Quinn, CPA, CVA Daniel J. Gerrity, CPA Mary Ann E. Novak, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders

North Penn Bancorp, Inc.

Scranton, Pennsylvania

We have audited the consolidated balance sheets of North Penn Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Penn Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of North Penn Bancorp Inc.’s internal control over financial reporting as of December 31, 2007 included in Item 8A(T) and, accordingly, we do not express an opinion thereon.

/s/ McGrail Merkel Quinn

& Associates

Scranton, Pennsylvania

March 21, 2008

RSM McGladreyNetwork

An Independently Owned Member

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570961-0345

Fax: 570 961-8650 www.mmq.com

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
	(In thousands, except per share amounts)
ASSETS
Cash and due from banks	$3,071	$4,029
Interest bearing deposits at other financial institutions	107	87
Total cash and cash equivalents	3,178	4,116
Investment securities, available for sale	13,366	14,227
Equity securities at cost, substantially restricted	1,060	1,236
Loans, net of allowance for loan losses of $1,171 in 2007 and $1,121 in 2006	97,247	95,154
Bank premises and equipment, net	4,159	4,342
Accrued interest receivable	695	638
Cash surrender value of life insurance	2,137	2,094
Deferred income taxes	466	417
Other real estate owned	100	100
Other assets	124	132
TOTAL ASSETS	$122,532	$122,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$7,424	$6,993
Interest bearing	76,259	79,753
Total deposits	83,683	86,746
Other borrowed funds	17,879	21,741
Accrued interest and other liabilities	786	843
TOTAL LIABILITIES	102,348	109,330

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 20,000,000 shares; none issued	—	—
Common stock, par value $0.10; 80,000,000 shares authorized; 1,581,571 shares in 2007 and 1,443,555 shares in 2006 issued and outstanding	158	144
Additional paid-in capital	13,433	5,870
Retained earnings	7,742	7,623
Unearned ESOP shares	(1,059)	(460)
Accumulated other comprehensive loss	(90)	(51)
TOTAL STOCKHOLDERS’ EQUITY	20,184	13,126
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,532	$122,456

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(In thousands, except per share amounts)
INTEREST INCOME
Interest on loans	$6,797	$6,346
Interest and dividends on investments	655	686
Total interest income	7,452	7,032
INTEREST EXPENSE
Interest on deposits	2,817	2,667
Interest on borrowed funds	1,043	865
Total interest expense	3,860	3,532

NET INTEREST INCOME	3,592	3,500

PROVISION FOR LOAN LOSSES	86	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,506	3,380

OTHER INCOME
Gain on sale of securities	52	11
Gain on sale of other real estate owned	6	29
Gain on sale of loans	79	—
Service charges and fees	228	206
Other income	108	102
TOTAL OTHER INCOME	473	348

OTHER EXPENSE
Salaries and employee benefits	2,012	1,816
Occupancy and equipment expense	653	653
Other expenses	921	870
TOTAL OTHER EXPENSE	3,586	3,339

INCOME BEFORE INCOME TAXES	393	389

INCOME TAX EXPENSE	92	74

NET INCOME	$301	$315

Weighted average number of shares outstanding	1,468,869	1,443,892
Earnings per share, basic and diluted	$0.20	$0.22

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands, except per share amounts)
Balance, December 31, 2005	$144	$5,853	$7,481	$(509)	$(174)	$12,795

Comprehensive income:
Net Income	—	—	315	—	—	315
Unrealized gains on securities, net of income taxes	—	—	—	—	123	123
Comprehensive income						438
ESOP shares released	—	6	—	49	—	55
Restricted Stock Awards	—	11	—	—	—	11
Cash dividend - $0.12 per share	—	—	(173)	—	—	(173)

Balance, December 31, 2006	$144	$5,870	$7,623	$(460)	$(51)	$13,126

Comprehensive income:
Net income	—	—	301	—	—	301
Unrealized losses on securities, net of income taxes	—	—	—	—	(39)	(39)
Comprehensive income						262
Second step conversion and public stock offering	14	7,515	—	—		7,529
Unearned ESOP Shares	—	—	—	(680)		(680)
ESOP shares released	—	16	—	81	—	97
Restricted stock Awards	—	32	—	—	—	32
Cash dividend - $0.12 per share	—	—	(182)	—	—	(182)

Balance, December 31, 2007	$158	$13,433	$7,742	$(1,059)	$(90)	$20,184

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(In thousands)
Operating Activities:
Net income	$301	$315
Items not requiring (providing) cash
Depreciation	280	312
Provision for loan losses	86	120
Amortization of securities (net of accretion)	13	24
Increase in cash surrender value of life insurance	(43)	(76)
Net realized gain on securities	(52)	(11)
Net realized gain on other real estate owned	(6)	(29)
Net realized gain on sales of loans	(79)	—
Deferred income tax expense	(28)	(33)
ESOP expense	97	55
Changes in:
Accrued interest income and other assets	(49)	(107)
Accrued interest expense and other liabilities	(48)	353
Net Cash Provided by Operating Activities	472	923

Investing Activities:
Purchase bank premises and equipment	(97)	(1,062)
Proceeds from sale of other real estate owned	427	134
Proceeds from sale of securities “available for sale”	264	48
Purchase of securities “available for sale”	(284)	(291)
Redemptions of securities “available for sale”	—	750
Redemptions of mortgage-backed securities “available for sale”	860	1,090
Redemption (purchase) of restricted stock	176	(245)
Net increase in loans to customers	(6,961)	(15,814)
Proceeds from sale of loans	4,440	—
Net Cash Used in Investing Activities	(1,175)	(15,390)

Financing Activities:
Net (decrease) increase in deposits	(3,063)	9,317
Net (decrease) increase in short term borrowings	(3,862)	7,043
Net proceeds of public stock offering	7,547	—
Common stock acquired by ESOP	(680)	—
Cash dividends paid	(177)	(130)
Net Cash (Used In) Provided by Financing Activities	(235)	16,230
Net (Decrease) Increase in Cash and Cash Equivalents	(938)	1,763

Cash and Cash Equivalents, January 1	$4,116	$2,353
Cash and Cash Equivalents, December 31	$3,178	$4,116

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$3,723	$3,179
Income taxes	98	143

Non-cash investing and financing activities:
Transfer from loans to other real estate owned	421	100

See notes to consolidated financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

North Penn Bancorp, Inc. is the holding company for North Penn Bank (Bank). The common stock trades on the OTC Bulletin Board under the symbol “NPBP.OB”. The Bank operates from five offices under a Pennsylvania savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania. The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loses on loans and foreclosed real estate, management periodically obtains independent appraisals for significant properties.

Emerging Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140. Statement No. 155 eliminated the exception from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006.

The adoption of Statement No. 155 did not have a significant effect on the Company’s financial statements.

In March 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Instruments – An Amendment of FASB Statement No. 140. Statement No. 156 requires the recognition of the fair value of a servicing asset or servicing liability each time an obligation to service a financial asset by entering into a servicing contract is undertaken, if practicable. It also allows the entity to subsequently measure the asset or liability under an amortization or fair value method. The Statement was effective for all financial instruments acquired or issued after the beginning of the first fiscal year that began after September 15, 2006.

The adoption of Statement No. 156 did not have a significant effect on the Company’s financial statements.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. Interpretation No. 48 clarifies the application of Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of that position to be recognized in the financial statements. In addition to recognition, the Interpretation provides guidance on the measurement, derecognition, classification and disclosure of tax positions. The Interpretation was effective for fiscal years beginning after December 15, 2006.

The adoption of Interpretation No. 48 did not have a significant effect on the Company’s financial statements.

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurement. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-4), and in March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10). EITF 06-4 requires deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement to be recognized as a liability by the employer and states the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits should be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. EITF 06-10 provides recognition guidance for postretirement benefit liabilities related to collateral assignment split-dollar life insurance arrangements, as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment split-dollar life insurance arrangement. EITF 06-4 and EITF 06-10 are effective for fiscal years beginning after December 15, 2007.

The adoption of EITF 06-4 and EITF 06-10 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Statement No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective for fiscal years beginning after November 15, 2007.

The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 requires that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital. This consensus is effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.

The adoption of this consensus is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 109 (SAB 109), Written Loan Commitments recorded at Fair Value Through Earnings. SAB 109 supersedes SAB 105, Application of Accounting Principles to Loan Commitments and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 should be applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, FASB issued Statement No. 141(R), Business Combinations and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, and Amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.

The Company is currently evaluating the provisions of Statements No. 141(R) and 160.

Investment Securities

The Company’s investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity  Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts.

Securities Available-for-Sale  Bonds, notes, debentures and equity securities not classified as securities to be held-to-maturity and are carried at fair value with unrealized holding gains and losses, net of tax, reported as a separate component of other comprehensive income until realized. The Company classifies all new purchases of securities as “available-for-sale”.

Purchase premiums and discounts are recognized in interest income on the straight-line basis over the term of the securities, which approximates the interest method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method and are reported as other income in the Statements of Income.

The Company has no derivative financial instruments required to be disclosed under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

Federal Home Loan Bank Stock

The FHLBank of Pittsburgh (FHLB) stock is a required investment for membership in FHLB with the level of investment determined annually. Its marketability is limited to resale to the FHLB or another member. The Company does not foresee any circumstances that would require the liquidation of this security. The balance of the investment was $1,023,000 and $1,199,000 at December 31, 2007 and 2006, respectively.

Loans

Loans are stated at the principal amount outstanding, net of any unearned income, and the allowance for loan losses. Loan fees and certain direct loan organization costs are deferred, and the net fee or cost is recognized as an adjustment to yield using the interest method over the contractual lives of the loans. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payments delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Uncollectible interest on loans that are contractually past due 90 days or more is credited to an allowance established through management’s periodic evaluation. The allowance is established by a charge to interest income equal to all previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

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

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Loan Servicing

The Company generally retains the right to service mortgage loans sold to others. The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates. For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized mortgage servicing rights based on the term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum exceed their fair value.

Premises and Equipment

The Company operates from one leased and four owned facilities. Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Provision for depreciation, computed on the straight-line method and accelerated method, is charged to operating expenses over the estimated useful lives of the assets. Maintenance and repairs are charged to operating expense as incurred.

The estimated useful lives used to compute depreciation are as follows:

Years
Buildings	19 – 39
Furniture and equipment	5 – 10

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure. Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value. Additional costs associated with holding the properties are expensed as incurred. The balance of foreclosed real estate was $100,000 at December 31, 2007 and December 31, 2006. This real estate property was sold at the end of January, 2008.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Postretirement Employee Benefits

The Company provides postretirement benefits in the form of term life insurance and health insurance coverage for a limited period of time. The costs are funded as incurred and are not significant to the accompanying financial statements.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2007 were $76,000 compared to $67,000 for the year ended December 31, 2006.

Income Taxes

Provisions for income taxes are based on the taxes payable or refundable for the current year (after exclusion of nontaxable income such as interest), as well as the deferred income taxes on temporary differences arising from differences between the amount of taxable income and pretax financial income and between the tax

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

bases of assets and liabilities and their reported amounts in the financial statements at currently enacted income tax rates applicable to the period in which deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.

Cash Flows

For purposes of the Statements of Cash Flows, cash and due from banks include cash on hand and demand deposits at other financial institutions (including cash items in process of clearing). Cash flows from loans and deposits are reported net.

The Company may, from time to time, maintain correspondent bank balances in excess of $100,000 each. Management is not aware of any evidence that would indicate that such deposits are at risk.

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes common shares issuable upon exercise of employee stock options (Note 10) as follows:

	December 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$301,000	1,468,869	$0.20
Options includable	—	829	—
Diluted EPS	$301,000	1,469,698	$0.20

	December 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$315,000	1,443,892	$0.22
Options includable	—	160	—
Diluted EPS	$315,000	1,444,052	$0.22

Note 2 – Second-Step Conversion

On October 1, 2007, the Company and the Bank completed their "second-step" conversion from the mutual holding company structure to the stock holding company structure pursuant to a Plan of Conversion and Reorganization, as amended. The Company sold 850,000 shares of common stock in a public offering to certain depositors of the Bank and other investors for $10.00 per share, including 48,000 shares sold to the Bank’s Employee Stock Ownership Plan (“ESOP”) that were paid for with a loan from the Company. Net proceeds received from the offering amounted to $7,529,000, after expenses of $971,000. The Company also exchanged 1.092 shares of its common stock for each share of the former North Penn Bancorp common stock outstanding, except for those shares owned by North Penn Mutual Holding Company. All common share data for prior years has been adjusted to reflect this exchange. The net proceeds have been used to fund new loans and repay a portion of our advances with the FHLBank of Pittsburgh.

Subsequent to October 1, 2007, the ESOP purchased 20,000 shares of North Penn Bancorp common stock in the open market.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 - Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows (in thousands):

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Agency securities	$385	$—	$—	$385
Mortgage-backed securities	4,521	—	41	4,480
State & political subdivisions	7,026	37	2	7,061
Other bonds	500	—	—	500
Total debt securities	12,432	37	43	12,426
Equity securities	1,071	22	153	940
Total available-for-sale	$13,503	$59	$196	$13,366

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. Agency securities	$385	$—	$7	$378
Mortgage-backed securities	5,391	2	113	5,280
State & political subdivisions	7,026	51	—	7,077
Other bonds	503	—	8	495
Total debt securities	13,305	53	128	13,230
Equity securities	999	51	53	997
Total available-for-sale	$14,304	$104	$181	$14,227

The amortized cost and fair value of debt securities at December 31, 2007, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$828	$826
Due after one year through five years	2,546	2,519
Due after five years through ten years	785	789
Due after ten years	8,273	8,292
Total debt securities	$12,432	$12,426

Proceeds from sales of available-for-sale securities totaled $264,000 and $48,000 during 2007 and 2006, respectively. Gross gains realized from the sale of securities totaled $52,000 and $11,000 for the years ended December 31, 2007 and 2006, respectively.

Securities available-for-sale with amortized costs and fair values of $4,750,000 and $4,740,000 at December 31, 2007 and $1,173,000 and $1,171,000, at December 31, 2006 were pledged as collateral on public deposits with the FHLBank of Pittsburgh.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 3 - Investment Securities (Continued)

The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007
	Less than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency Securities	$—	$—	$—	$—	$—	$—
Mortgage-backed Securities	574	3	3,372	38	3,946	41
State & political Subdivisions	434	2	—	—	434	2
Other bonds	—	—	—	—	—	—
Equity securities	366	66	344	87	710	153
Total	$1,374	$71	$3,716	$125	$5,090	$196

	December 31, 2006
	Less than 12 Months		12 Months or More		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency Securities	$—	$—	$378	$7	$378	$7
Mortgage-backed Securities	403	3	4,473	110	4,876	113
State & political Subdivisions	—	—	—	—	—	—
Other bonds	495	8	—	—	495	8
Equity securities	196	14	278	39	474	53
Total	$1,094	$25	$5,129	$156	$6,223	$181

The table at December 31, 2007 includes 23 securities that have losses for less than twelve months and 24 securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities The unrealized losses on the Company’s investments in direct obligations of U.S. government agencies were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

Mortgage-Backed Securities The unrealized losses on the Company’s investments in federal agency mortgage-backed securities were caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that these securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

State & Political Subdivisions The unrealized losses on the Company’s investments in these obligations were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be impaired at December 31, 2007.

Equity Securities The Company’s investment in equity securities consists entirely of bank stocks. The unrealized losses are from forty bank stocks due to market fluctuation. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment. Based on that evaluation, and the Company’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4 - Loans Receivable

Loans receivable consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006
Real estate mortgages
Construction and land development	$154	$1,186
Residential, 1 – 4 family	45,593	42,323
Residential, multi-family	1,446	2,449
Commercial	41,685	37,711
Total real estate mortgages	88,878	83,669
Commercial	2,157	1,742
Consumer	7,383	10,864
Total loans	98,418	96,275
Allowance for loan losses	1,171	1,121
Total loans, net	$97,247	$95,154

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds. At December 31, 2007, the loans-to-one-borrower limitation was $2,272,000. At December 31, 2007, there were no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.

The Bank lends primarily to customers in its local market area. Most loans are mortgage loans, which include loans secured by commercial and residential real estate and construction loans. Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2007 and 2006, mortgage loans totaled $88,878,000 and $83,669,000 respectively. Mortgage loans represent 90.3% of total gross loans at December 31, 2007 and 86.9% of total gross loans at December 31, 2006.

Nonaccrual loans represent loans, which are ninety days or more in arrears or in the process of foreclosure. These loans totaled approximately $378,000 and $594,000 at December 31, 2007 and 2006, respectively. The allowance for loan losses allocated to impaired loans was $9,000 and $45,000 at December 31, 2007 and 2006, respectively. Additional interest income that would have been earned under the original terms of such loans would have amounted to $23,000 and $38,000 for the years ended December 31, 2007 and 2006, respectively.

The following is a summary of the activity of the allowance for loan losses (in thousands):

	2007	2006
Balance, beginning of year	$1,121	$1,025
Provision for loan losses	86	120
Recoveries	9	8
Loans charged-off	(45)	(32)
Balance, end of year	$1,171	$1,121

Note 5 – Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $6,075,000 at December 31, 2007 and $3,019,000 at December 31, 2006.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6 - Premises and Equipment, Net

Premises and equipment at December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Land and improvements	$1,200	$1,200
Building and improvements	5,320	5,320
Leasehold improvements	158	158
Furniture and equipment	2,191	2,094
	8,869	8,772
Less: Accumulated depreciation and amortization	4,710	4,430
Premises and equipment, net	$4,159	$4,342

Depreciation expense was $280,000 and $312,000 for the years ended December 31, 2007 and 2006, respectively.

Note 7 - Cash Surrender Value Of Life Insurance

The Company has purchased bank owned life insurance (BOLI) policies on certain directors and officers. These policies are intended to fund benefits payable under future management incentive plans.

Note 8 - Deposits

Deposits consist of the following major classifications at December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Amount	% of total deposits	Amount	% of total deposits
Non-interest checking	$7,424	8.9%	$6,993	8.1%
Interest checking	10,153	12.1	9,654	11.1
Money market	7,816	9.3	8,760	10.1
Savings	14,953	17.9	7,612	8.8
Time deposit	43,337	51.8	53,727	61.9
Total	$83,683	100%	$86,746	100%

Time deposit accounts of $100,000 and over totaled approximately $9,766,000 at December 31, 2007. Time deposit accounts of $100,000 and over totaled approximately $13,341,000 at December 31, 2006.

At December 31, 2007 and 2006, scheduled maturities of time deposits were as follows:

	2007	2006
Maturing in:
One Year	$36,228	$45,058
Two Years	3,472	4,044
Three Years	2,461	2,075
Four Years	542	2,002
Five Years	634	548
Thereafter	—	—
Total	$43,337	$53,727

Interest expense on deposits consisted of the following for the years ended December 31, 2007 and 2006:

	2006	2005
Interest checking	$134	$146
Money market	268	338
Savings	167	65
Time deposits	2,248	2,118
	2,817	2,667

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9 – Other Borrowings

Short-Term Borrowings

The Company has a line of credit with the FHLB for short term borrowings varying from one day to three years. Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011.

At December 31, 2007, the Company borrowed $5,879,000 in overnight funds with interest at 3.81%. The Company’s maximum overnight borrowing outstanding at any month-end during the year was $11,287,000. The average amount outstanding for the year ended December 31, 2007 amounted to $7,804,000 and the average interest rate was 5.11%.

At December 31, 2006, the Company borrowed $9,741,000 in overnight funds with interest at 5.46%, which also represents the Company’s maximum borrowing outstanding at any month-end during the year. The average amount outstanding for the year ended December 31, 2006 amounted to $4,651,000 and the average interest rate was 5.20%.

Term Borrowings

The Company also has two term loans from the FHLB. One is a $5 million term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity. The other loan is $7 million issued in July of 2005 and matures July of 2015. The interest rate is fixed at 4.34%, for two years, at which time the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00% (3.36% as of December 31, 2007). Interest is due quarterly and the principal is due at maturity.

All of the above borrowings are secured by the Company’s mortgages.

The Company’s collateralized maximum borrowing capacity with FHLBank of Pittsburgh was $52,803,000 as of December 31, 2007.

Note 10 – Retirement Plans

Defined Benefit Plan

The Company participates in the Financial Institution Retirement Fund (the Fund) administered by the Pentegra Group. The Fund operates as a multi-employer plan for accounting purposes under Statement of Financial Accounting Standards No. 87 Employers’ Accounting for Pensions. As such, the annual pension expense to be recorded is defined as the amount of the required annual contribution.

For the Plan year ending June 30, 2007 and 2006, the required contributions due were $138,000 and $133,000, respectively.

The Fund covers all employees who have met the stated age and service requirements. A benefit formula provides for retirement benefits that are calculated as a percentage of salary during their working career, as defined. More details can be found in the plan document.

401(k) Plan

The Bank also sponsors a 401(k) Plan (the Plan). The Plan covers all employees who meet age and service requirements. Participants in the Plan are permitted to make contributions up to 20% of their compensation. The Company will match 50% of the participants’ contributions, not to exceed 6% of monthly compensation. Employer contributions to the Plan amounted to $22,000 for the years ended December 31, 2007 and 2006.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10 – Retirement Plans (Continued)

Employee Stock Ownership Plan

In connection with the initial public offering, the Company adopted an employee stock ownership plan for eligible employees of North Penn Bank effective June 1, 2005. Eligible employees who are 21 years old and employed by the Bank as of the effective date of the offering begin participating in the plan as of that date. Thereafter, new employees of the Bank who are 21 years old and have been credited with at least one year of service with North Penn Bank will be eligible to participate in the employee stock ownership plan as of the first entry date following their completion of the plan’s eligibility requirements. The ESOP used $545,000 in proceeds from a term loan obtained from the Company to purchase 58,106 shares of the Company’s common stock. The term loan principal is payable in fifteen equal annual installments. Interest is at prime plus .5% and payable quarterly. Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to the required principal and interest payments on the term loan. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

As part of the Company’s second step conversion, a second ESOP loan in the amount of $680,000 was obtained by North Penn Bank from North Penn Bancorp to purchase an additional 68,000 shares of common stock. The loan is payable in twenty, equal, annual installments. Interest is at 7.75% and payable quarterly. The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

Shares purchased with the loan proceeds are initially pledged as collateral for the term loan and are held in a suspense account for future allocation among participants. Contributions to the ESOP and shares released from the suspense account will be allocated among participants on the basis of compensation.

The ESOP is accounted for in accordance with Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The shares pledged as collateral are deducted from stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

For the year ended December 31, 2007, compensation expense amounted to $88,000. At December 31, 2007, total ESOP shares amounted to 125,830, with 17,166 shares allocated and 108,664 shares unearned. The fair value of unearned shares amounted to $983,409 at December 31, 2007.

For the year ended December 31, 2006, compensation expense amounted to $55,000. At December 31, 2006, total ESOP shares amounted to 58,106 with 8,974 shares committed to be released and 49,132 shares unearned. The fair value of unearned shares amounted to $521,919 at December 31, 2006.

Supplemental Executive Retirement Plan

Effective July 1, 2004, the Company established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. The Company expensed $56,000 and $53,000 for the years ended December 31, 2007 and 2006 respectively on the accompanying financial statements. No contributions were made to the plan in 2007 and 2006, and the Company does not plan to make any contribution in 2008.

Note 11 - Omnibus Stock Option Plan

Stock Awards. In May of 2006, the Company's stockholders approved the 2006 Omnibus Stock Option Plan, under which the Company reserved 101,685 shares of common stock for future issuance. The Plan provides for grants of stock options and restricted stock awards. Only present and future employees and directors are eligible to receive incentive awards under the 2006 Omnibus Plan. The Company believes that such awards better align the interests of its employees with its stockholders.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 - Omnibus Stock Option Plan (Continued)

The exercise price and vesting are determined by the Board of Directors at the date of grant. Options generally vest over five years, and expire ten years after the date of grant. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Stock Grants. Restricted stock grants totaling 5,323 shares were awarded on September 26, 2006 having a fair value of $54,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest. Compensation expense for stock grants was $11,000 in 2007. During 2007, 1,065 shares vested at fair value of $11,000.

Stock Options. Stock options covering 29,484 shares of common stock were awarded on September 26, 2006. The option awards were granted with an exercise price equal to the average price of the last trade date. The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing September 26, 2007. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.86 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$ 0.12
Volatility (%)	3.76%
Risk-free Interest Rate (%)	4.76%
Expected Life	10 years

An additional set of stock options covering 3,766 shares were awarded on October 23, 2007. The option awards were granted with an exercise price equal to the average price of the last trade date. The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing October 27, 2008. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.64 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$ 0.12
Volatility (%)	19.00%
Risk-free Interest Rate (%)	4.01%
Expected Life	10 years

During the year ended December 31, 2007, the Company recorded options expense of $21,000 included in “Salaries and employee benefits” on the accompanying financial statements. As of December 31, 2007, there was approximately $130,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding, January 1, 2007	29,484	$10.21	—
Granted	3,766	$ 9.95	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding, December 31, 2007	33,250	$10.19	8.9
Exercisable, December 31, 2007	5,896	$10.21	8.8

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11 - Omnibus Stock Option Plan (Continued)

	Stock Options		Restricted Stock
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares
Nonvested, January 1, 2007	29,484	$3.86	5,323	$10.21
Granted	3,766	$3.64	—	—
Vested	(5,896)	$3.86	(1,065)	$10.21
Forfeited	—	—	—	—
Nonvested, December 31, 2007	27,354	$3.83	4,258	$10.21

Note 12 – Other Operating Income and Other Operating Expense

	2007	2006
	(in thousands)
Other Operating Income
Cash surrender value of life insurance	90	87
Other income	18	15
Total other operating income	$108	$102

Other Operating Expense
Directors’ fees	$97	$101
Correspondent bank charges	47	50
Contributions	6	7
Advertising	76	67
Insurance	48	46
Professional services	159	95
Consulting fees	49	33
Postage and office supplies	84	86
Other expense	355	385
Total other operating expense	$921	$870

Note 13 - Income Taxes

The Company and its subsidiary file a consolidated Federal income tax return. North Penn Bancorp, Inc. and Norpenco, Inc. each file a Pennsylvania corporate tax report and North Penn Bank files a Pennsylvania Mutual Thrift Earnings Report.

Retained earnings at December 31, 2007 and 2006, included approximately $1.2 million representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with Accounting Principles Board Statement No. 23. These amounts represent an allocation of income to bad debt deductions for tax purposes only. If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates. The unrecorded deferred income tax liability related to this at 34% was $423,000 at December 31, 2007 and 2006. The Company’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13 - Income Taxes (Continued)

Total income tax expense (benefit) for the years ended December 31, 2007 and 2006, is as follows (in thousands):

	2007	2006
Federal:
Currently payable	$76	$66
Deferred tax (benefit)	(28)	(33)
Total Federal taxes	48	33

State:
Currently payable	44	41
Deferred tax expense	—	—
Total State taxes	44	41
Total income tax expense	$92	$74

A reconciliation of income taxes at statutory rates (34% for both years) to applicable income taxes reported in the Consolidated Statements of Income is as follows (in thousands):

	2007	2006
Tax expense at statutory rate on pretax income	$134	$132
Cash surrender value increase	(7)	(8)
State income taxes	44	41
Tax exempt interest income	(82)	(98)
Tax effect of other items, net:	3	7
Applicable income tax expense	92	74
Effective tax rate	23%	19%

Significant deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$354	$326
Contribution carryover	129	129
Unrealized securities losses	47	26
	530	481
Less valuation allowance	(64)	(64)
Total	$466	$417

During the year ended December 31, 2005, the Company recorded a valuation allowance of $64,000 on the deferred tax asset for the contribution carryforward to reduce the total amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

Note 14 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income of ($90,000) and ($51,000) at December 31, 2007 and 2006, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 14 – Accumulated Other Comprehensive Income (Continued)

A reconciliation of other comprehensive income for the years ended December 31, 2007 and 2006, are as follows (dollars in thousands):

	2007
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(8)	$3	$(5)
Less: Reclassification adjustment for net Gains realized in income	52	(18)	34
Net unrealized gains	$(60)	$21	$(39)

	2006
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the year	$197	$(67)	$130
Less: Reclassification adjustment for net Gains realized in income	11	(4)	7
Net unrealized gains	$186	$(63)	$123

Note 15 - Guarantees

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

Note 16 - Commitments and Contingencies

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit to meet the financing needs of its customers. Such commitments have been made in the normal course of business and at current prevailing market terms. The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The Company does not anticipate any losses as a result of these transactions. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Balance Sheets.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 16 - Commitments and Contingencies (Continued)

Commitments issued to potential borrowers of the Bank at December 31, 2007 and 2006 were as follows (dollars in thousands):

	2007	2006
Fixed-rate commitments	$2,663	$2,897
Variable/adjustable-rate commitments	4,507	6,884
Total	$7,170	$9,781

Interest rates range from 6.50% to 8.75% for fixed rate commitments at December 31, 2007.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments include loans-in-process, available borrowings under commercial line of credit agreements and available borrowings under home equity agreements. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Legal Proceedings

At December 31, 2007, the Company was neither engaged in any existing nor aware of any pending legal proceedings. From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other maters of a similar nature.

Operating lease

The Company has an operating lease for commercial space for its Abington Branch. The lease commenced upon occupancy in April 1999 for a ten year period with three options to renew for five years each. The annual lease cost is composed of minimum rent per square foot, plus a proportionate share of certain operating costs and a flat fee for the drive-up/ATM area. The Company has been granted a limited right of first refusal for purchase.

 The future minimum rental commitments under this lease at December 31, 2007 are as follows:

2008	43
2009	15
Thereafter	—
Total	$58

Note 17 - Fair Value of Financial Instruments

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect in the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instrument are as follows:

Cash and cash equivalents: The carrying amount of cash and cash equivalents approximate their fair value.

Available-for-sale and held-to-maturity securities: Fair values for securities are based on bid prices received from securities dealers. Restricted equity securities are carried at cost, which approximates fair value.

Loans: The fair value of all loans is estimated by the net present value of the future expected cash flows.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 17 - Fair Value of Financial Instruments (Continued)

Deposit liabilities: The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows. For certificates of deposit, the discount rates used reflect the Bank’s current market pricing. The discount rates used for nonmaturity deposits are the current book rate of the deposits.

Other borrowings: The fair value of other borrowings is estimated using the rates currently offered for similar borrowings.

Accrued interest: The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments: Commitments to extend credit are generally short-term and are priced to market at the time of funding. Therefore, the estimated fair value of these financial instruments is nominal prior to funding.

The estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 was as follows (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$3,178	3,178	$4,116	4,116
Investments available for sale	13,366	13,366	14,227	14,227
Restricted equity securities	1,060	1,060	1,236	1,236
Loans	98,418	99,134	95,154	94,599
Accrued interest receivable	695	695	638	638
Total financial assets	$116,717	117,433	$115,371	114,816

Financial liabilities:
Deposits	$83,683	83,738	$86,746	86,209
Other borrowings	17,879	17,751	21,741	21,621
Accrued interest payable	274	274	392	392
Total financial liabilities	$101,836	101,763	$108,879	108,222

Off-balance sheet liabilities:
Commitments to extend credit	$—	—	$—	—

Note 18 - Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to directors and officers and related parties is as follows for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007	2006
Beginning balance	$922	$976
Additions	539	19
Collections	(127)	(73)
Ending balance	$1,334	$922

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 19 - Dividend Policy

Company

The Company paid a quarterly cash dividend of $0.03 in 2007. Payments of cash dividends to our stockholders may be dependent on the payment of a cash dividend from the Bank to the Company. The payment of cash dividends by the Bank to the Company is limited by regulations of the FDIC and the Pennsylvania Department of Banking. The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.

Bank

The amount of dividends that may be paid by the Bank depends upon the Bank’s earnings and capital position. The Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with the stock offering. The Bank may not make a capital distribution if, after making the distribution, it would be under capitalized.

Any payment of dividends by the Bank that would be deemed to be drawn out of its bad debt reserves would require the Bank to pay federal income taxes at the then current tax rate on the amount deemed distributed. We do not contemplate any distribution by the Bank that would result in this type of tax liability.

As a state bank subject to the regulations of the FDIC, the Bank must obtain approval for any dividend if the total of all dividends declared in any calendar year would exceed the total of its net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years, less any required transfers to surplus. In addition, the Bank may not pay a dividend in an amount greater than its retained earnings then on hand after deducting its losses and bad debts. For this purpose, bad debts are generally defined to include the principal amount of loans which are in arrears with respect to interest by six months or more unless such loans are fully secured and in the process of collection. Moreover, for purposes of this limitation, the Bank is not permitted to add the balance in its allowance for loan loss account to its undivided profits then on hand; however, it may net the sum of its bad debts as so defined against the balance in its allowance for loan loss account and deduct from undivided profits only bad debts as so defined in excess of that amount.

In addition, the FDIC is authorized to determine under certain circumstances relating to the financial condition of a bank that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank’s capital base could be deemed to constitute such an unsafe or unsound practice.

Note 20 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2007, the Bank met all capital adequacy requirements to which they are subject.

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 20 - Regulatory Matters (Continued)

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2007 and 2006 are presented in the following table (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	>$7,695	>8.0%	>$9,619	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	>$3,847	>4.0%	>$5,771	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	>$4,766	>4.0%	>$5,958	>5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156

Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007		$15,190
Plus: Unrealized Gain/Loss on Investments		(41)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital December 31, 2007		$15,148
Plus: Allowance for loan losses		1,171
Total Risk—based Capital December 31, 2007		$16,319

At December 31, 2006:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$12,326	13.17%	>$7,487	>8.0%	>$9,359	>10.0%
Tier 1 Capital (to Risk—Weighted Assets):
North Penn Bank	$11,206	11.97%	>$3,744	>4.0%	>$5,615	>6.0%
Tier 1 Capital (to AverageAssets):
North Penn Bank	$11,206	9.45%	>$4,746	>4.0%	>$5,932	>5.0%
Risk-Weighted Assets:	$93,589
Average Assets:	$118,641
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2006		$11,157
Plus: Unrealized Gain/Loss on Investments		51
Less: Disallowed Servicing Rights		(2)
Total 1 Tier Capital December 31, 2006		$11,206
Plus: Allowance for loan losses		1,120
Total Risk—based Capital December 31, 2006		$12,326

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 - Parent Company Financial Information

Information is presented as of December 31, 2007 and 2006.

A summary of the Balance Sheets (dollars in thousands):

	December 31,
	2007	2006
Assets
Cash on deposit with subsidiary	$3,591	$463
Investment in subsidiary	15,190	11,158
Bank premises, net	1,289	1,377
Deferred income taxes	65	65
Other Assets	140	131
Total assets	$20,275	$13,194

Liabilities and Stockholders’ Equity
Accrued Interest and Other Liabilities	$91	$68
Stockholders’ equity	20,184	13,126
Total Liabilities and Stockholders’ Equity	$20,275	$13,194

A summary of the Statements of Income for the years ended December 31 (dollars in thousands):

	2007	2006
Income
Interest income	$—	$—
Rental Income	34	22
Total Income	34	22

Expenses
Occupancy and Equipment Expense	90	55
Charitable contributions	—	—
Other Expenses	60	15
Total Expenses	150	70

Loss before income tax benefit and equity in undistributed earnings of subsidiary	(116)	(48)

Income tax benefit	—	(6)

Loss before equity in undistributed earnings of subsidiary	(116)	(42)

Equity in undistributed earnings of subsidiary	417	357

Net income	$301	$315

NORTH PENN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 21 - Parent Company Financial Information (Continued)

A summary of the Statements of Cash Flows for the years ended December 31(dollars in thousands):

	2007	2006
Cash flows from operating activities:
Net income (loss)	$301	$315
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation Expense	90	55
Undistributed income of subsidiary	(417)	(357)
Increase in other assets	(20)	(241)
Increase (decrease) in other liabilities	1	(274)
Net cash used in operating activities	(45)	(502)

Cash flows from investing activities:
Purchase of bank premises and equipment	(2)	(1,013)
Net cash used in investing activities	(2)	(1,013)

Cash flows from financing activities:
Issuance of common stock, net	7,547	—
Proceeds to North Penn Bank	(3,612)	—
Common stock acquired by ESOP	(680)	—
ESOP share release	97	55
Cash dividends paid	(177)	(130)
Net cash provided by (used in) financing activities	3,175	(75)

Net increase (decrease) in cash and cash equivalents	3,128	(1,590)

Cash and cash equivalents at beginning of period	463	2,053
Cash and cash equivalents at end of period	$3,591	$463

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 8A(T).

CONTROLS AND PROCEDURES

North Penn Bancorp, Inc., under the supervision and with the participation of its management, including its Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of North Penn’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, North Penn’s Chief Executive Officer and Principal Accounting Officer concluded that North Penn’s disclosure controls and procedures are effective. There were no significant changes to North Penn’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

The company has entered into an agreement with Registrar and Transfer Company to offer a Dividend Reinvestment Plan (DRP) to our shareholders. The details of this plan will be mailed out with an enrollment card in the near future.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names, ages, periods of service as a director, principal occupations, business experience and other directorships of Directors and nominees for director of the Company are set forth in the Company’s definitive proxy statement for the annual meeting of shareholders (“Proxy Statement”) in the section entitled “ITEMS TO BE VOTED ON BY SHAREHOLDERS – Item 1 - Election of Directors,” which information is incorporated herein by reference.

The names, ages, positions held with the Company, periods of service as executive officer, and business experience for executive officers of the Company is set forth in Part I, Item 1, “Description of Business - Executive Officers of the Registrant” to this annual report on Form 10-KSB, which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” are set forth in the Proxy Statement in the section entitled “CORPORATE GOVERNANCE AND BOARD MATTERS – Audit Committee,” which information is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement in the section entitled “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS – Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank. A copy of the Code of Ethics is posted on the Company’s website at www.northpennbank.com. The Company intends to satisfy the disclosure requirement under Item 9 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.

ITEM 10.

EXECUTIVE COMPENSATION

The information under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated by reference in response to this Item 10. The information under the caption “CORPORATE GOVERNANCE AND BOARD MATTERS – Directors Compensation” in the Proxy Statement is incorporated by reference in response to this Item 10.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The information under the caption “STOCK OWNERSHIP” in the Proxy Statement is incorporated by reference in response to this Item 11.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities Remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	33,250	$11.02	39,383
Equity compensation plans not approved by security holders	—	—	—
Total	33,250	$11.02	39,383

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS – Transactions with Management” is incorporated by reference in response to this Item 12. The information under the caption “CORPORATE GOVERNANCE AND BOARD MATTERS – Directors Independence” is incorporated by reference in response to this Item 12.

ITEM 13.

EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
4	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
10.1	*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Frederick L. Hickman
10.2	*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas J. Dziak
10.3	*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas A. Byrne
10.4

*North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement of North Penn Bancorp, Inc. filed on March 31, 2006 (File No. 000-51234))

10.5

*Form of Stock Option Agreement for the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to Form 10-KSB of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.6

*Form of Restricted Stock Agreement for the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Exhibit 10.6 to Form 10-KSB of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.7

*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Frederick L. Hickman (Incorporated herein by reference to Exhibit 10.7 to Form 10-KSB of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.8

*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Thomas J. Dziak (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

10.9

*Supplemental Executive Retirement Agreement dated April 1, 2005 between North Penn Bank and Thomas A. Byrne (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

———————

*

Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “AUDIT RELATED MATTES – Auditor Fees” in the Proxy Statement is incorporated by reference in response to this Item 14.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2008

NORTH PENN BANCORP, INC.
(Registrant)

By:	/s/ FREDERICK L. HICKMAN
Frederick L. Hickman President and Chief Executive Officer

By:	/s/ GLENN J. CLARK
Glenn J. Clark Assistant Vice President and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GORDON S. FLOREY	Director	March 25, 2008
Gordon S. Florey

/s/ FREDERICK L. HICKMAN	President, Chief Executive Officer	March 25, 2008
Frederick L. Hickman	and Director

/s/ HERBERT C. KNELLER	Director	March 25, 2008
Herbert C. Kneller

/s/ VIRGINIA D. MCGREGOR	Director	March 25, 2008
Virginia D. McGregor

/s/ FRANK H. MECHLER	Director	March 25, 2008
Frank H. Mechler

/s/ JAMES W. REID	Director	March 25, 2008
James W. Reid

/s/ DAVID SAMUEL	Director	March 25, 2008
David Samuel

/s/ KEVIN M. LAMONT	Chairman of the Board	March 25, 2008
Kevin M. Lamont,	and Director