Form 10-Q
period 2008-03-31
North Penn Bancorp Inc
filed 2008-05-16
CIK 1401434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                      PLACECITYWASHINGTON, STATED.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________________ to ______________________

                       Commission File Number: 000-52839

                            NORTH PENN BANCORP, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Pennsylvania                               26-0261305
            ------------                               ----------
    State or other jurisdiction of                  (IRS Employer
    Incorporation or organization)                Identification No.)

                      216 Adams Avenue, Scranton, PA 18503
                      ------------------------------------
                    (Address of principal executive offices)

                                 (570) 344-6113
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [ ]      Accelerated filer [ ]
Non-accelerated filer   [ ]      Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of May 12, 2008, the issuer had 1,581,571 shares of common stock, par value $0.10 per share, outstanding.


                         PART I - FINANCIAL INFORMATION
                                                                                                   Page
Item 1.  Financial Statements
         Consolidated Balance Sheets at March 31, 2008 and December 31, 2007                         3

         Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007        4

         Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007    5

         Notes to Unaudited Consolidated F inancial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations      14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 18

Item 4.  Controls and Procedures                                                                    18

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          19

Item 1A. Risk Factors                                                                               19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                19

Item 3.  Defaults Upon Senior Securities                                                            19

Item 4.  Submission of Matters to a Vote of Security Holders                                        19

Item 5.  Other Information                                                                          19

Item 6.  Exhibits                                                                                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    MARCH 31,  DECEMBER 31,
                                                                     2008          2007
                                                                  -----------  ------------
                                                                  (Unaudited)   (Audited)
ASSETS:
Cash and due from banks                                            $   2,051    $   3,071
Interest bearing deposits                                                 26          107
                                                                   ---------    ---------
Total cash and cash equivalents                                        2,077        3,178
Federal funds sold                                                     6,906           --
Investment securities, available for sale                             14,883       13,366
Equity securities at cost, substantially restricted                      792        1,060
Loans, net of allowance for loan losses of $1,198 in 2008 and
     $1,171 in 2007                                                   95,707       97,247
Loans held for sale                                                    1,754           --
Bank premises and equipment - net                                      4,121        4,159
Accrued interest receivable                                              626          695
Cash surrender value of life insurance                                 2,157        2,137
Deferred income taxes                                                    454          466
Other real estate owned                                                   --          100
Other assets                                                             180          124
                                                                   ---------    ---------
TOTAL ASSETS                                                       $ 129,657    $ 122,532
                                                                   =========    =========
LIABILITIES:
Deposits:
Non-interest bearing deposits                                      $   6,131    $   7,424
Interest bearing demand deposits                                      45,142       32,922
Interest bearing time deposits                                        45,221       43,337
                                                                   ---------    ---------
     Total deposits                                                   96,494       83,683
Other borrowed funds                                                  12,000       17,879
Accrued interest and other liabilities                                   885          786
                                                                   ---------    ---------
TOTAL LIABILITIES                                                    109,379      102,348

STOCKHOLDERS' EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and
     outstanding, none                                                    --           --
Common stock, par value $0.10; 80,000,000 authorized; issued and
     outstanding, 1,581,571                                              158          158
Additional paid-in capital                                            13,442       13,433
Retained earnings                                                      7,805        7,742
Unearned ESOP shares                                                  (1,059)      (1,059)
Accumulated other comprehensive loss                                     (68)         (90)
                                                                   ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                                            20,278       20,184
                                                                   ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 129,657    $ 122,532
                                                                   =========    =========


           See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (In thousands)


                                                           2008           2007
                                                        -----------    -----------
INTEREST INCOME
Interest on loans                                       $     1,714    $     1,690
Interest on fed funds sold                                       32             --
Interest on tax exempt investments                               72             71
Interest on investments                                          66             69
Dividends on investments                                         25             29
                                                        -----------    -----------
     Total interest income                                    1,909          1,859

INTEREST EXPENSE
Interest on deposits                                            744            735
Interest on short-term borrowings                                15            103
Interest on long-term borrowings                                155            154
                                                        -----------    -----------
     Total interest expense                                     914            992
                                                        -----------    -----------
NET INTEREST INCOME                                             995            867

PROVISION FOR LOAN LOSSES                                        31             30
                                                        -----------    -----------
NET INTEREST INCOME
 AFTER PROVISION FOR LOAN LOSSES                                964            837
                                                        -----------    -----------

OTHER INCOME
Service charges and fees                                         54             32
Other operating income                                           24             60
(Loss) gain on sale of securities                                (2)            17
                                                        -----------    -----------
     TOTAL OTHER INCOME                                          76            109

OTHER EXPENSE
Salaries and employee benefits                                  514            463
Occupancy and equipment expense                                 166            149
Other operating expenses                                        196            202
                                                        -----------    -----------
     TOTAL OTHER EXPENSE                                        876            814
                                                        -----------    -----------
INCOME BEFORE INCOME TAXES                                      164            132

INCOME TAX EXPENSE                                               54             37
                                                        -----------    -----------
NET INCOME                                                      110             95

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain (loss) arising during period,
 net of income tax                                               22            (47)
                                                        -----------    -----------
COMPREHENSIVE INCOME                                    $       132    $        48
                                                        ===========    ===========

Weighted average number of shares outstanding             1,536,761      1,527,230
Earnings per share, basic and diluted                   $      0.07    $      0.06
Dividends per share                                     $      0.03    $      0.03


            See notes to unaudited consolidated financial statements.

                     NORTH PENN BANCORP, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (In thousands)


                                                                     2008        2007
                                                                   --------    --------
Operating Activities:
Net income                                                         $    110    $     95
Items not requiring (providing) cash
  Depreciation                                                           60          67
  Provision for loan losses                                              31          30
  Amortization of securities (net of accretion)                           6           4
  Increase in cash surrender value of life insurance                    (20)        (19)
  Net realized loss (gain) on securities                                  2         (17)
  Net realized gain on other real estate                                 --          (6)
  Changes in:
    Accrued interest income and other assets                             13         (40)
    Accrued interest expense and other liabilities                       61         (71)
                                                                   --------    --------
      Net Cash Provided By Operating Activities                         263          43
                                                                   --------    --------

Investing Activities:
  Purchase of bank premises and equipment                               (22)        (29)
  Proceeds from sale of other real estate                               100         427
  Purchase of securities "available for sale"                        (2,639)       (100)
  Sales of securities "available for sale"                               11          91
  Federal funds sold, net                                            (6,906)         --
  Matured or called securities "available for sale"                     885          --
  Redemptions of mortgage-backed securities "available for sale"        252         229
  Net sale of restricted stock                                          268          71
  Net increase in loans to customers                                   (245)       (822)
                                                                   --------    --------
      Net Cash Used In Investing Activities                          (8,296)       (133)
                                                                   --------    --------
Financing Activities:
  Increase in deposits                                               12,811          83
  Decrease in borrowed funds                                         (5,879)     (1,290)
                                                                   --------    --------
      Net Cash Provided by (Used In) Financing Activities             6,932      (1,207)
                                                                   --------    --------
Net Decrease In Cash and Cash Equivalents                            (1,101)     (1,297)
                                                                   --------    --------
Cash and Cash Equivalents, January 1                                  3,178       4,116
                                                                   --------    --------
Cash and Cash Equivalents, March 31                                $  2,077    $  2,819
                                                                   ========    ========

Supplementary Schedule of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                       $    845    $    911
    Income taxes                                                         67          57

  Non-cash investing and financing activities:
    Unrealized gains (losses) on securities                        $     34    $    (72)
    Transfer from loans to other real estate owned                       --         421


            See notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS

         North Penn Bancorp, Inc. (Company) is the holding company for North Penn Bank (Bank). The Company's common stock is quoted on the OTC Bulletin Board under the symbol "NPBP.OB." The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in placeNortheastern Pennsylvania. The Bank's primary deposit products are savings and demand deposit accounts and certificates of deposit. Its primary lending products are real estate, commercial and consumer loans.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank and North Penn Bank's wholly-owned subsidiaries, Norpenco, Inc. and North Penn Settlement Services, LLC. These entities are collectively referred to herein as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc.'s sole activities are purchasing bank stocks and receiving dividends on such stocks. North Penn Settlement Services, LLC, receives non interest income from providing title search work.

         The accounting policies of the Company conform with accounting principles generally accepted in the placecountry-regionUnited States of America and with general practices within the banking industry.

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

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the placecountry-regionUnited States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         MORTGAGE PARTNERSHIP FINANCE PROGRAM

         The Bank participates in the Mortgage Partnership Finance (MPF) Program of the Federal Home Loan Bank of Pittsburgh (FHLB). The program is intended to provide member institutions with an alternative to holding fixed-rate mortgages in their loan portfolios or selling them in the secondary market. An institution participates in the MPF Program by either originating individual loans on a "flow" basis as an agent for the FHLB pursuant to the "MPF 100 Program" or by selling, as a principal, closed loans owned by an institution to the FHLB pursuant to one of the FHLB's closed-loan programs. Under the MPF Program(s), credit risk is shared by the participating institution and the FHLB by structuring the loss exposure in several layers, with the participating institution being liable for losses after application of an initial layer of losses (after any private mortgage insurance) is absorbed by the FHLB, subject to an agreed-upon maximum amount of such secondary credit enhancement which is intended to be in an amount equivalent to a "AA" credit risk rating by a rating agency. The participating institution may also be liable for certain first layer losses after a specified period of time. The participating institution receives credit enhancement fees from the FHLB for providing this credit enhancement and continuing to manage the credit risk of the MPF Program loans. Participating institutions are also paid specified servicing fees for servicing the loans.

         Transfers involving sales with the Bank acting as principal are accounted for in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), with the recognition of gains and losses on the sale and related mortgage servicing rights.

         The credit enhancement feature of the MPF Program is accounted for by the Bank as a financial guarantee in accordance with FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and reported on the balance sheet at its initial fair value. Subsequent changes in the recorded guarantee amount would result from termination of any portion or all of the guarantee, additional guarantees being issued or increases in the expected losses resulting from the guarantee. Such changes in recorded amounts are recognized in the consolidated statements of income or as an increase in the offsetting guarantee fees receivable account in the case of additional guarantees being issued.

2.       INVESTMENT SECURITIES

         The Bank's investments in securities are classified in two categories and accounted for as follows:

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

         The amortized cost and fair value of investment securities at March 31, 2008 and December 31, 2007 are as follows:

                               AVAILABLE-FOR-SALE
                                 MARCH 31, 2008
                                 (In thousands)

                                                    GROSS         GROSS
                                  AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                    COST            GAINS         LOSSES           VALUE
------------------------------- ------------     -----------    -----------     -----------
U.S. Agency securities          $        --      $       --     $       --      $        --
Mortgage-backed securities            5,261              23              9            5,275
Municipal securities                  7,527              57             18            7,566
Other securities                      1,035              --             23            1,012
                                ------------     -----------    -----------     ------------
   Total debt securities             13,823              80             50           13,853
Equity securities                     1,162              14            146            1,030
                                ------------     -----------    -----------     ------------
   Total Available for Sale     $    14,985      $       94     $      196      $    14,883
                                ============     ===========    ===========     ============

                               AVAILABLE-FOR-SALE
                                DECEMBER 31, 2007
                                 (In thousands)

                                                    GROSS         GROSS
                                  AMORTIZED       UNREALIZED     UNREALIZED        FAIR
                                    COST            GAINS         LOSSES           VALUE
------------------------------- ------------     -----------    -----------     -----------
U.S. Agency securities          $       385      $       --     $       --      $       385
Mortgage-backed securities            4,521              --             41            4,480
Municipal securities                  7,026              37              2            7,061
Other securities                        500              --             --              500
                                ------------     -----------    -----------     -- ---------
   Total debt securities             12,432              37             43           12,426
Equity securities                     1,071              22            153              940
                                ------------     -----------    -----------     ------------
   Total Available for Sale     $    13,503      $       59     $      196      $    13,366
                                ============     ===========    ===========     ============

         All of the Company's investment securities were classified as available for sale at March 31, 2008 and December 31, 2007.

         The gross fair value and unrealized losses of the Bank's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 is as follows:

                         LESS THAN 12 MONTHS      12 MONTHS OR LONGER             TOTAL
                       ----------------------   -----------------------   ---------------------
                         FAIR      UNREALIZED      FAIR      UNREALIZED     FAIR     UNREALIZED
                        VALUE        LOSSES        VALUE       LOSSES       VALUE      LOSSES
U.S. Agencies               --    $         -   $       --           --         --   $       --
Mortgage-backed            518              4          318            5        836            9
Municipal                1,971             18           --           --      1,971           18
Other securities         1,012             23           --           --      1,012           23
Equity securities          431             58          442           88        873          146
                       -------    -----------   ----------   ----------   --------  -----------
       Total             3,932    $       103    $     760           93      4,692   $      196
                       =======    ===========   ==========   ==========   ========  ===========

         The above table at March 31, 2008 includes 31 securities that have unrealized losses for less than 12 months and 21 securities that have been in an unrealized loss position for 12 or more months.

         The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

         The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank's ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at March 31, 2008.

3.       LOANS

                                          MARCH 31,   DECEMBER 31,
                                            2008          2007
                                        ------------  ------------
Real estate mortgages:                        (In thousands)
  Construction and land development     $        218  $        154
  Residential, 1 - 4 family                   42,403        45,593
  Residential, multi-family                    1,433         1,446
  Commercial                                  44,709        41,685
                                        ------------  ------------
     Total real estate mortgages              88,763        88,878
Commercial                                     1,439         2,157
Consumer                                       6,703         7,383
                                        ------------  ------------
     Total loans                              96,905        98,418
Allowance for loan losses                      1,198         1,171
                                        ------------  ------------
     Total loans, net                   $     95,707  $     97,247
                                        ============  =============

         Loans are stated at the principal amount outstanding, net of any unearned income, deferred loan fees and the allowance for loan losses. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan. Interest on consumer loans is recognized on the simple interest method.

         The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to pay, the estimated value of any underlying collateral and current economic conditions.

         Uncollectible interest on loans that are contractually past due 90 days or more is credited to an allowance established through management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

         ALLOWANCE FOR LOAN LOSSES

         The Bank determines the provision for loan losses through a quarterly analysis of the loan portfolio. Factors such as changes in the nature and volume of the portfolio, overall portfolio quality, concentrations of credit risk, review of specific problem loans, current economic conditions and trends that affect the ability of borrowers to pay, and prior loss experience within the various loan categories are considered when reviewing the risks of the portfolio. Part of management's review includes risk ratings of commercial loans, and the engagement of an external loan review of all loans over $400,000, insider loans and delinquent loans.

         The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

                                           MARCH 31,    DECEMBER 31,
                                             2008          2007
                                         ------------  ------------
(Dollars in thousands)
Balance at beginning of period           $      1,171  $      1,121
                                         ------------  ------------
Charge-offs:
  Commercial                                       --            --
  Real estate mortgages                             3            --
  Consumer                                         11            45
                                         ------------  ------------
Total                                              14            45
                                         ------------  ------------
Recoveries:
  Commercial                                       --            --
  Real estate mortgages                            --            --
  Consumer                                         10             9
                                         ------------  ------------
Total                                              10             9
                                         ------------  ------------
Net charge-offs                                     4            36
Provision charged to operations                    31            86
                                         ------------  ------------
Balance at end of period                 $      1,198  $      1,171
                                         ============= ============

4.       OTHER BORROWINGS

         The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by "qualifying collateral" as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At March 31, 2008, this line of credit had a zero balance.

         The Bank has a $5,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010. The loan requires monthly interest payments, with the principal due at maturity.

         The Bank also has a $7,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures in July of 2015. This loan requires quarterly interest payments, with the principal due at maturity.

5.       EARNINGS PER SHARE

         Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share at March 31, 2008, includes common shares issuable upon exercise of employee stock options as follows:

                                 INCOME           SHARES        PER-SHARE
MARCH 31, 2008                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
--------------                 -----------     -------------    ---------
Basic EPS
    Income available           $   110,000         1,536,761    $    0.07
    Options includable                  --             2,490           --
                               -----------     -------------    ---------
Diluted  EPS                   $ 110,000           1,539,251    $    0.07
                               ===========     =============    =========

                                 INCOME           SHARES        PER-SHARE
MARCH 31, 2007                 (NUMERATOR)     (DENOMINATOR)     AMOUNT
--------------                 -----------     -------------    ---------
Basic EPS
    Income available           $    95,000         1,527,230    $    0.06
    Options includable                  --             1,026           --
                               -----------     -------------    ---------
Diluted  EPS                   $  95,000           1,528,256    $    0.06
                               ===========     =============    =========

6.       OMNIBUS STOCK OPTION PLAN

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

         The fair value of each option grant was estimated to be $3.64 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

                Dividend Yield (per share)                  $0.12
                Volatility (%)                              19.00%
                Risk-free Interest Rate (%)                  4.01%
                Expected Life                             10 years

         During the quarter ended March 31, 2008, the Company recorded approximately $9,000 in expense included in "Salaries and employee benefits" on the accompanying financial statements. As of March 31, 2008, there was approximately $121,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

                                                                             WEIGHTED-
                                                          WEIGHTED-          AVERAGE
                                         NUMBER OF        AVERAGE           REMAINING
                                          SHARES       EXERCISE PRICE     CONTRACTUAL TERM
                                         ---------     --------------     ----------------

Outstanding, January 1, 2008                33,250     $       10.19                 --
Granted                                         --                --                 --
Exercised                                       --                --                 --
Forfeited  or expired                           --                --                 --
                                        ----------
Outstanding, March 31, 2008                 33,250     $       10.19                8.6
                                        ==========
Exercisable, March 31, 2008                  5,896     $       10.21                8.5
                                        ==========


                                                STOCK OPTIONS                    RESTRICTED STOCK
                                       --------------------------------    ------------------------------
                                                           WEIGHTED-                          WEIGHTED-
                                                           AVERAGE            NUMBER          AVERAGE
                                         NUMBER OF        GRANT-DATE            OF           GRANT-DATE
                                          SHARES          FAIR VALUE          SHARES         FAIR VALUE
          Nonvested shares             -------------   ----------------    -----------    ---------------
Nonvested,  January 1, 2008                  27,354          $    3.83          4,258          $   10.21
Granted                                           -                  -              -                  -
Vested                                            -                  -              -                  -
Forfeited                                         -                  -              -                  -
                                       -------------                       -----------
Nonvested, March 31, 2008                    27,354          $    3.83          4,258          $   10.21
                                       =============                       ===========

7.       GUARANTEES

         FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies (FAS 5). FIN 45 also requires a guarantor to make significant new disclosures even when the likelihood of making any payments under the guarantee is remote.

         In September 2006, the Bank executed a Mortgage Partnership Finance
         (MPF) Master Commitment (the Commitment) with the FHLBank of Pittsburgh
         (FHLB) to deliver $10.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB's first loss account for mortgages delivered under the Commitment. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of the Commitment and guarantee per the Master Commitment is through September 25, 2008. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $250,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitment. The Bank has not experienced any losses under these guarantees.

8.        RELATED-PARTY TRANSACTIONS

         The Company routinely enters into banking transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to directors and officers and related parties is as follows for the quarter ended March 31, 2008 and the year ended December 31, 2007 (dollars in thousands):

                        2008         2007
                      -------      -------

Beginning balance     $ 1,334      $   922
Additions                 596          539
Collections              (569)        (127)
                      -------      -------
Ending balance        $ 1,361      $ 1,334
                      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         North Penn Bancorp, Inc. makes forward-looking statements in this report. These forward-looking statements may include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals. Forward-looking statements are typically identified by words such as "believe," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "project" and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements. Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements, and future results could differ materially from historical performance.

         The Company's forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of the Company's loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company's ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties. The Company provides greater detail regarding some of these factors in its Form 10-KSB for the year ended December 31, 2007, including in the Risk Factors section of that report. The Company's forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.

FINANCIAL CONDITION

         Our total assets increased $7.2 million, or 5.9%, from $122.5 million at December 31, 2007 to $129.7 million at March 31, 2008. The increase in assets resulted from increases in federal funds sold and investment purchases.

         Our overall loan portfolio grew a net of $214,000 or 0.2%, since December 31, 2007. Consumer loans decreased $680,000 from $7.4 million at December 31, 2007 to $6.7 million at December 31, 2007, as the Bank has chosen not to aggressively pursue that segment of loans. Commercial real estate loans have increased $3.0 million from $41.7 million at December 31, 2007 to $44.7 million at March 31, 2008. Residential mortgages decreased $1.4 million from December 31, 2007, and commercial loans not secured by real estate decreased $700,000.

         Investment securities increased $1.5 million, or 11.2%, to $14.9 million from $13.4 million since December 31, 2007. The Company had securities in the amount of $885,000 mature or called during the first quarter. The Company added to its investment portfolio by purchasing $995,000 in mortgage-backed securities, $1.0 million in corporate securities and $502,000 in municipal securities. The Company also purchased $105,000 in equity securities and sold one equity security for $11,000 during the quarter.

         The allowance for loan loss increased $27,000 during the first quarter of 2008. The Company added $31,000 in provisions during the first three months of the year. Subtracting from the provision were charge-offs of $11,000 for three consumer loans and $3,000 for one mortgage loan. There were recoveries of approximately $10,000 made during the first quarter of 2008, representing repayments for consumer loans that were previously charged off. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank's allowance for loan losses to total loans was 1.21% at March 31, 2008 and 1.19% at December 31, 2007. We are carefully monitoring all credit quality so that we can respond quickly to any deterioration which action may include strong collection efforts and increased allowance for loan loss protection.

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

         Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $913,000 at March 31, 2008, compared to $378,000 at December 31, 2007. The ratio of non-performing loans to total loans was 0.93% and 0.38% at March 31, 2008 and December 31, 2007, respectively.

         Total deposits increased $12.8 million or 15.3%, from $83.7 million at December 31, 2007 to $96.5 million at March 31, 2008. Non-interest bearing deposits decreased $1.3 million, or 17.6%, from $7.4 million at December 31, 2007 to $6.1 million at March 31, 2008. Interest bearing demand deposits increased $12.2 million, or 37.1%, from $32.9 million at December 31, 2007 to $45.1 million at March 31, 2008. This increase was attributable to growth in our Signature Savings account as well as a substantial municipal deposit. Time deposits increased $1.9 million, or 4.4%, from $43.3 million at December 31, 2007 to $45.2 million at March 31, 2008.

         Borrowings decreased $5.9 million, or 33.0%, from $17.9 million at December 31, 2007 to $12.0 million at March 31, 2008. The Company fully paid down our overnight borrowings, leaving only two long term borrowings at FHLBank of Pittsburgh.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

         Net income totaled $110,000 for the three months ended March 31, 2008 compared to $95,000 for the three months ended March 31, 2007, an increase of $15,000, or 15.8%. Net interest income for the first quarter of 2008 increased $128,000, or 14.8%, compared to the first quarter of 2007. The increase in both items was the result of higher investment and loan income, coupled with a decrease in interest expense.

         The Company experienced a slight increase of $50,000, or 2.7%, in interest income for the quarter ended March 31, 2008 compared to the same period in 2007. There was a slight increase of $24,000, or 1.4%, in loan interest income for the quarter ended March 31, 2008 compared to the same period in 2007. Interest and dividends on investments increased $26,000, or 15.4%, to $195,000 at March 31, 2008 from
         $169,000 at March 31, 2007. The increase was due to the additional securities purchased and the interest income from federal funds sold in the current year.

         Interest expense decreased $78,000, or 7.9%, from $992,000 in 2007 to $914,000 in 2008. Interest on deposits increased $9,000 or 1.2%, from $735,000 in 2007 to $744,000 in 2008 due to increases in outstanding interest bearing deposits. Interest on borrowed funds decreased $87,000, or 33.9%, to $170,000 in 2008 compared to $257,000 in 2007. The decrease is the result of decreases in the average volume of overnight borrowings.

         Other income decreased $33,000 to $76,000 in 2008, from $109,000 in 2007, primarily due to a $17,000 gain on the sale of securities in 2007 compared to a loss of $2,000 in the same category for 2008. The company also received an extra $20,000 in income in 2007 related to a property held in other real estate owned that was sold in the first quarter of 2007. Other expenses increased $62,000 to $876,000 in 2008 from $814,000 in 2007. Salaries and employee benefits increased $51,000 or 11.0%, from $463,000 in 2007, to $514,000 in 2008, due to increased personnel and annual merit increases. Occupancy and equipment expense increased $17,000 or 11.4% from $149,000 in 2007, to $166,000 in 2008, and other operating expenses decreased $6,000 or 3.0%, from $202,000 in 2007 to $196,000 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank's primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and proceeds from mortgage loan sales. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank's regulators require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

         A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank's cash and cash equivalents decreased $1.1 million for the three months ended March 31, 2008. During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

         North Penn Bank's capital ratios at March 31, 2008 and December 31, 2007 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

                                                                                                       TO BE WELL CAPITALIZED
                                                                          FOR CAPITAL ADEQUACY         UNDER PROMPT CORRECTIVE
                                                    ACTUAL                      PURPOSES                 ACTION PROVISIONS
                                         ------------------------     -------------------------    --------------------------
                                            AMOUNT        RATIO          AMOUNT         RATIO         AMOUNT         RATIO
                                         ----------    -----------    ----------     ----------    -----------    -----------
AT MARCH 31, 2008:
--------------------------------------------------
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
   North Penn Bank                       $ 16,487          16.46%       >$ 8,012         >8.0%       >$10,015         >10.0%
                                                                        -                -           -                -
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
   North Penn Bank                       $ 15,289          15.27%       >$ 4,006         >4.0%       >$ 6,009          >6.0%
                                                                        -                -           -                 -
TIER 1 CAPITAL (TO AVERAGE ASSETS):
   North Penn Bank                       $ 15,289          12.20%       >$ 5,011         >4.0%       >$ 6,264          >5.0%
                                                                        -                -           -                 -
Risk-Weighted Assets:                    $100,149
Average Assets:                          $125,277

RECONCILIATION OF GAAP CAPITAL TO REGULATORY CAPITAL

Total Equity Capital March 31, 2008                     $ 15,355
     Plus: Unrealized Gain/Loss on Investments              (65)
     Less: Disallowed Servicing Rights                       (1)
                                                        --------
Total Tier Capital March 31, 2008                       $ 15,289
      Plus: Allowance for loan losses                      1,198
                                                        --------
Total Risk-based Capital March 31, 2008                 $ 16,487
                                                        ========

AT DECEMBER 31, 2007:
--------------------------------------------------
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
   North Penn Bank                       $ 16,319         16.97%        >$ 7,695         >8.0%       >$ 9,619         >10.0%
                                                                        -                -           -                -
TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
   North Penn Bank                       $ 15,148         15.75%        >$ 3,847         >4.0%       >$ 5,771          >6.0%
                                                                        -                -           -                 -
TIER 1 CAPITAL (TO AVERAGE ASSETS):
   North Penn Bank                       $ 15,148         12.71%        >$ 4,766         >4.0%       >$ 5,958          >5.0%
                                                                        -                -           -                 -
Risk-Weighted Assets:                    $ 96,186
Average Assets:                          $119,156
RECONCILIATION OF GAAP CAPITAL TO REGULATORY CAPITAL
Total Equity Capital December 31, 2007                  $ 15,190
     Plus: Unrealized Gain/Loss on Investments              (41)
     Less: Disallowed Servicing Rights                       (1)
                                                        --------
Total Tier Capital December 31, 2007                    $ 15,148
      Plus: Allowance for loan losses                      1,171
                                                        --------
Total Risk-based Capital December 31, 2007              $ 16,319
                                                        ========

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable as the Company is a smaller reporting company.


ITEM 4.  CONTROLS AND PROCEDURES.

         The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
         (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 1A. RISK FACTORS

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I - Item 1 - Description of Business - Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At March 31, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2008 and did not have any publicly announced repurchase plans or programs.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5   OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS.

         3.1 Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-143601))
         3.2 Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-143601))
         4 Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form SB-2 (File No. 333-143601))
         31.1     Rule 13a-14(a) /15d-14(a) Chief Executive Officer
                  Certification
         31.1     Rule 13a-14(a) /15d-14(a) Principal Accounting Officer
                  Certification
         32.1     Section 1350 Certification of Chief Executive Officer
         32.2     Section 1350 Certification of Principal Accounting Officer

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               North Penn Bancorp, Inc

    Dated: May 14, 2008                        /s/ Frederick L. Hickman
                                               ------------------------
                                               Frederick L. Hickman
                                               President and
                                               Chief Executive Officer

    Dated: May 14, 2008                        /s/ Glenn J. Clark
                                               ------------------
                                               Glenn J. Clark
                                               Assistant Vice President and
                                               Principal Accounting Officer