Form 10-Q
period 2006-06-30
North Penn Bancorp Inc
filed 2008-08-14
CIK 1401434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission File Number:           000-52839

NORTH PENN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

216 Adams Avenue, Scranton, PA 18503

(Address of principal executive offices)

(570) 344-6113

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 12, 2008, the issuer had 1,581,571 shares of common stock, par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

North Penn Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$2,447	$3,071
Interest bearing deposits	52	107
Total cash and cash equivalents	2,499	3,178
Federal funds sold	13,745	—
Investment securities, available for sale	16,330	13,366
Equity securities at cost, substantially restricted	794	1,060
Loans, net of allowance for loan losses of $1,184 in 2008 and $1,171 in 2007	98,531	97,247
Bank premises and equipment – net	4,162	4,159
Accrued interest receivable	606	695
Cash surrender value of life insurance	2,177	2,137
Deferred income taxes	516	466
Other real estate owned	—	100
Other assets	160	124
TOTAL ASSETS	$139,520	$122,532

LIABILITIES:
Deposits:
Non-interest bearing deposits	$7,496	$7,424
Interest bearing demand deposits	55,587	32,922
Interest bearing time deposits	43,206	43,337
Total deposits	106,289	83,683
Other borrowed funds	12,000	17,879
Accrued interest and other liabilities	993	786
TOTAL LIABILITIES	119,282	102,348

STOCKHOLDERS’ EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	—	—
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,581,571	158	158
Additional paid-in capital	13,454	13,433
Retained earnings	7,873	7,742
Unearned ESOP shares	(1,059)	(1,059)
Accumulated other comprehensive income	(188)	(90)
TOTAL STOCKHOLDERS’ EQUITY	20,238	20,184
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$139,520	$122,532

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary

Unaudited Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2008 and 2007

(In thousands)

	Six Months Ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008,	June 30, 2007,
INTEREST INCOME
Interest on loans	$3,399	$3,399	$1,685	$1,709
Interest on fed funds sold	61	—	29	—
Interest on tax exempt investments	143	143	71	71
Interest on investments	154	130	88	66
Dividends on investments	41	60	16	27
Total interest income	3,798	3,732	1,889	1,873
INTEREST EXPENSE
Interest on deposits	1,427	1,420	683	685
Interest on short-term borrowings	15	236	—	132
Interest on long-term borrowings	310	308	155	155
Total interest expense	1,752	1,964	838	972

NET INTEREST INCOME	2,046	1,768	1,051	901

PROVISION FOR LOAN LOSSES	31	60	—	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,015	1,708	1,051	871

OTHER INCOME
Service charges on deposit accounts	66	72	12	40
Other operating income	97	106	73	46
Gain on sale of loans	—	79	—	79
Gain on sale of securities	1	34	3	17
TOTAL OTHER INCOME	164	291	88	182

OTHER EXPENSE
Salaries and employee benefits	1,038	944	524	481
Occupancy and equipment expense	341	304	175	155
Other operating expenses	456	439	260	237
TOTAL OTHER EXPENSE	1,835	1,687	959	873

INCOME BEFORE INCOME TAXES	344	312	180	180

INCOME TAX EXPENSE	118	97	64	60

NET INCOME	226	215	116	120
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during period, net of income tax	(98)	(154)	(120)	(107)
COMPREHENSIVE INCOME (LOSS)	$128	$61	$(4)	$13

Weighted average number of shares outstanding	1,536,761	1,527,230	1,536,761	1,527,230
Earnings per share, basic and diluted	$0.15	$0.14	$0.08	$0.08
Dividends per share	$0.06	$0.06	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

(In thousands)

	2008	2007
Operating Activities:
Net income	$226	$215
Items not requiring (providing) cash
Depreciation	124	135
Provision for loan losses	31	60
Amortization of securities (net of accretion)	10	7
Increase in cash surrender value of life insurance	(40)	(5)
Net realized gain on securities	(1)	(34)
Net realized gain on sale of bank premises and equipment	(3)	—
Net realized gain on other real estate owned	—	(6)
Net realized gain on sale of loans	—	(79)
Changes in:
Accrued interest income and other assets	53	(224)
Accrued interest expense and other liabilities	180	112
Net Cash Provided by Operating Activities	580	181

Investing Activities:
Purchase bank premises and equipment	(131)	(42)
Proceeds from sale of bank premises and equipment	7	—
Proceeds from sale of other real estate owned	100	427
Purchase of securities “available for sale”	(4,652)	(198)
Sale of securities “available for sale”	28	189
Federal funds sold, net	(13,745)	—
Matured or called securities “available for sale”	885	—
Redemptions of mortgage-backed securities “available for sale”	618	460
Net sale (purchase) of restricted stock	266	(3)
Net increase in loans to customers	(1,315)	(3,309)
Proceeds from sale of loans	—	4,440
Net Cash (Used in) Provided by Investing Activities	(17,939)	1,964

Financing Activities:
Increase (decrease) in deposits	22,606	(1,963)
Decrease in borrowed funds	(5,879)	(1,081)
Cash dividends paid	(47)	(87)
Net Cash Provided by (Used In) Financing Activities	16,680	(3,131)
Net Decrease in Cash and Cash Equivalents	(679)	(986)

Cash and Cash Equivalents, January 1	$3,178	$4,116
Cash and Cash Equivalents, June 30	$2,499	$3,130

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,663	$1,995
Income taxes	91	62

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

The amortized cost and fair value of investment securities at June 30, 2008 and December 31, 2007 are as follows:

Available-for-Sale

June 30, 2008

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$—	$—	$—	$—
Mortgage-backed securities	4,892	1	30	4,863
Municipal securities	7,526	7	38	7,495
Other securities	3,017	31	56	2,992
Total debt securities	15,435	39	124	15,350
Equity securities	1,181	12	213	980
Total Available for Sale	$16,616	$51	$337	$16,330

Available-for-Sale

December 31, 2007

(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$—	$—	$385
Mortgage-backed securities	4,521	—	41	4,480
Municipal securities	7,026	37	2	7,061
Other securities	500	—	—	500
Total debt securities	12,432	37	43	12,426
Equity securities	1,071	22	153	940
Total Available for Sale	$13,503	$59	$196	$13,366

The Company’s investment securities were all classified as available for sale at June 30, 2008 and December 31, 2007.

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 is as follows (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed	4,050	30	—	—	4,050	30
Municipal	5,436	38	—	—	5,436	38
Other securities	2,012	56	—	—	2,012	56
Equity securities	298	51	532	162	830	213
	$11,796	$175	$532	$162	$12,328	$337

The above table at June 30, 2008 includes 17 securities that have unrealized losses for less than 12 months and 25 securities that have been in an unrealized loss position for 12 or more months.

The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, management does not consider these investments to be other-than-temporarily impaired at June 30, 2008.

3.	Loans

	June 30, 2008	December 31, 2007
	(In thousands)
Real estate mortgages:
Construction and land development	$97	$154
Residential, 1 – 4 family	45,628	45,593
Residential, multi-family	1,421	1,446
Commercial	45,369	41,685
Total real estate mortgages	92,515	88,878
Commercial	1,023	2,157
Consumer	6,177	7,383
Total loans	99,715	98,418
Allowance for loan losses	1,184	1,171
Total loans, net	$98,531	$97,247

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

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of June 30 and December 31 for the year indicated:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Balance at beginning of period	$1,171	$1,121
Charge-offs:
Commercial	-	-
Real estate mortgages	3	-
Consumer	25	45
Total	28	45
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	10	9
Total	10	9
Net charge-offs	18	36
Provision charged to operations	31	86
Balance at end of period	$1,184	$1,171

4.	Other Borrowings

The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. As of June 30, 2008, this line of credit had a zero balance.

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

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Numerator	$226,000	$215,000	$116,000	$120,000
Denominator
Basic shares outstanding	1,536,761	1,527,230	1,536,761	1,527,230
Effective of dilutive shares	1,467	1,225	1,467	1,225
Diluted shares outstanding	1,538,228	1,528,455	1,538,228	1,528,455

Earnings per share
Basic	$0.15	$0.14	$0.08	$0.08
Diluted	$0.15	$0.14	$0.08	$0.08

6.	Omnibus Stock Option Plan

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

Restricted stock grants totaling 20,994 shares were awarded on May 28, 2008 having a fair value of $173,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.

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

A third set of stock options covering 34,997 shares were awarded on May 28, 2008. The option awards were granted with an exercise price equal to the average price of the last trade date. The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing May 28, 2009. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.18 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$ 0.12
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	10 years

During the six months ended June 30, 2008, the Company recorded approximately $22,000 in expense included in “Salaries and employee benefits” on the accompanying financial statements. As of June 30, 2008, there was approximately $393,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding, January 1, 2008	33,250	$10.19	—
Granted	34,997	8.25	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding, June 30, 2008	68,247	$9.19	9.2
Exercisable, June 30, 2008	5,896	$10.21	8.3

	Stock Options		Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2008	27,354	$3.83	4,258	$10.21
Granted	34,997	3.18	20,994	8.25
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested, June 30, 2008	62,351	$3.47	25,252	$8.58

7.	Guarantees

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

The Company routinely enters into banking transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to directors and officers and related parties is as follows for the quarter ended June 30, 2008 and the year ended December 31, 2007 (dollars in thousands):

	2008	2007
Beginning balance	$1,334	$922
Additions	596	539
Collections	(607)	(127)
Ending balance	$1,323	$1,334

Item 2.	Management’s Discussion and Analysis or Plan of Operation

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

Financial Condition

Our balance sheet grew $17.0 million, or 13.9%, to $139.5 million at June 30, 2008 from $122.5 million at December 31, 2007. This growth was due to a large increase in our deposits, which we used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

Investment securities increased a net of $3.0 million, or 22.6%, to $16.3 million at June 30, 2008 from $13.3 million since December 31, 2007. During the six months ended June 30, 2008, the Company purchased $3.0 million in corporate securities, $995,000 in mortgage-backed securities, and $500,000 in municipal securities. The growth in securities during the six months ended June 30, 2008 was offset by the maturing of a corporate bond, the calling of a federal agency bond and typical pay downs of mortgage-backed securities. The Company also purchased $137,000 in equity securities and sold two equity securities worth $28,000 during the six months ended June 30, 2008.

Net loans increased $1.3 million, or 1.3%, to $98.5 million at June 30, 2008 from $97.2 million at December 31, 2007. The growth was primarily in the commercial real estate area, offset by reductions in the consumer loan segment.

The provision for loan loss increased $31,000 for the six months ended June 30, 2008. The Bank had $3,000 in mortgage loans and $25,000 in consumer loans charged-off during the first six months of 2008. The Bank was also able to recover $10,000 in recoveries during the same period. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $221,000 at June 30, 2008, compared to $378,000 at December 31, 2007. The improvement was primarily in non-accruing residential mortgages. The ratio of the Bank’s allowance for loan losses to total loans was 1.19% at June 30, 2008 and December 31, 2007.

Our deposits increased $22.6 million, or 27.0%, to $106.3 million at June 30, 2008 from $83.7 million at December 31, 2008. Non-interest bearing deposits increased slightly; to $7.5 million at June 30, 2008 from $7.4 million at December 31, 2007, while time deposits decreased by roughly the same amount, to $43.2 million at June 30, 2008 from $43.3 million at December 31, 2007. Interest bearing demand deposits increased $22.6 million, or 68.8%. The increase in interest bearing demand deposits is due to growth in our Signature Savings account as well as continued growth in municipal deposits.

The Company’s borrowings decreased $5.9 million, or 33.0%, to $12.0 million at June 30, 2008 from $17.9 million at December 31, 2007. The difference in borrowing was attributable to paying off our overnight line of credit with FHLBank of Pittsburgh. The remaining balance is comprised of two long term notes with FHLBank of Pittsburgh.

Results of Operations

Comparison of the Three and Six Month Periods Ended June 30, 2008 and 2007

Net income for the six months ended June 30, 2008 totaled $226,000, an increase of $11,000, or 5.1%, over the same period in 2007. Net income for the three months ended June 30, 2008 decreased $4,000, or 3.3%, to $116,000 compared to the quarter ended June 30, 2007. The quarterly income for 2007 was bolstered by a gain on the sale of mortgage loans.

Net interest income increased $278,000 or 15.4%, to $2.0 million for the first half of 2008 from $1.8 million for the same period in 2007. Net interest income for the second quarter ended June 30, 2008 increased $150,000, or 16.6%, to $1.1 million from $901,000 for the quarter ended June 30, 2007.

The Company’s interest income for the three and six months ended June 30, 2008 continued to remain at a level consistent with that of 2007. Loan interest and fee income is at the same amount for the six months ended June 30, 2008 and 2007. We were able to increase the volume of loans to balance out what was sold off in 2007. Interest income from federal funds sold was $61,000 for the six months ended June 30, 2008. During the same period in 2007, the Company did not have interest income from federal funds sold. Interest on investments increased $24,000 or 18.5%, to $154,000 during the second quarter, from $130,000 at the same period in 2007. The increase is due to the securities purchased during the first half of the year.

For the six months ended June 30, 2008, interest expense decreased $212,000, or 10.6%, to $1.8 million in 2008 from $2.0 million in 2007. Interest expense during the second quarter decreased $134,000, or 13.8%, to $838,000 in 2008 from $972,000 in 2007. For the six months ended June 30, interest on deposits remained consistent at $1.4 million for both 2008 and 2007. Interest on deposits for the second quarter of 2008 also remained consistent with the second quarter of 2007. This was an effect of lower rates being offset by greater volumes. Interest on short term borrowings decreased $132,000, for the second quarter of 2008 and $221,000 or 93.6%, for the six months ended June 30, 2008 due to the decreases in the volume of our overnight borrowings.

Other income for the second quarter decreased $94,000, or 51.6%, to $88,000 in 2008 from $182,000 in 2007. Other income for the second quarter of 2007 included a one time gain on the sale of loans. Total other expenses increased $86,000, or 9.9%, to $959,000 in 2008 from $873,000 in 2007. Salaries and employee benefits increased $43,000, or 8.9%, to $524,000 in 2008 from $481,000 in 2007. Occupancy and equipment expense increased $20,000, or 12.9%, to $175,000 in 2008 from $155,000 in 2007, while other expenses increased $23,000, or 9.7%, to $260,000 in 2008 from $237,000 in 2007.

For the six months ended June 30, other income decreased $127,000 or 43.6%, to $164,000 in 2008 from $291,000 in 2007. The majority of this decrease was related to the one time gain on loan sales during 2007. Total other expenses increased $148,000, or 8.7%, to $1.8 million in 2008 from $1.7 million in 2007. Salaries and employee benefits increased $94,000, or 10.0%, to $1.0 million in 2008 from $944,000 in 2007, while occupancy and equipment expense increased $37,000, or 12.2%, to $341,000 in 2008 from $304,000 in 2007. Other expenses increased $17,000, or 3.9%, to $456,000 in 2008 from $439,000 in 2007.

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

Cash and cash equivalents decreased $679,000 for the six months ended June 30, 2008. During that period, cash was primarily provided from earnings and customer deposits, and was primarily used to pay down overnight borrowing.

North Penn Bank’s capital ratios at June 30, 2008 and December 31, 2007 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,583	16.06%	>$ 8,261	>8.0%	>$10,326	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,399	14.91%	>$ 4,130	>4.0%	>$ 6,196	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,399	11.97%	>$ 5,147	>4.0%	>$ 6,433	>5.0%
Risk-Weighted Assets:	$103,261
Average Assets:	$128,664
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital June 30, 2008	$15,411
Plus: Unrealized Gain/Loss on Investments	(11)
Less: Disallowed Servicing Rights	(1)
Total Tier Capital June 30, 2008	$15,399
Plus: Allowance for loan losses	1,184
Total Risk-based Capital June 30, 2008	$16,583

At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	>$ 7,695	>8.0%	>$ 9,619	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	>$ 3,847	>4.0%	>$ 5,771	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	>$ 4,766	>4.0%	>$ 5,958	>5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007	$15,190
Plus: Unrealized Gain/Loss on Investments	(41)
Less: Disallowed Servicing Rights	(1)
Total Tier Capital December 31, 2007	$15,148
Plus: Allowance for loan losses	1,171
Total Risk-based Capital December 31, 2007	$16,319

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I – Item 1 – Description of Business - Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At June 30, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2008 and did not have any publicly announced repurchase plans or programs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of North Penn Bancorp, Inc. on May 28, 2008.

The results of the items submitted for a vote are as follows:

The following three Directors were elected for a term of three years, expiring in 2011 –

Name	Votes for	Votes withheld
Gordon S. Florey	1,348,330	105,729
Virginia D. McGregor	1,340,178	113,881
James W. Reid	1,362,688	91,371

The ratification of Appointment of McGrail Merkel Quinn & Associates as Independent Registered Public Accounting Firm of North Penn Bancorp, Inc. for the fiscal year ending December 31, 2008.

Votes for	1,387,605
Votes against	19,828
Votes abstained	46,626

Name of Each Director Whose Term of Office Continued After the Annual Meeting:

Name	Term Expires
Frank H. Mechler	2009
Hebert C. Kneller	2009
David Samuel	2009
Kevin M. Lamont	2010
Frederick L. Hickman	2010

Subsequent Events:

David Samuel passed away on June 9th, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.3	Amended and Restated Article IV, Sections 1 & 2 of North Penn Bancorp, Inc. bylaws.
4	Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
10.1	Amended and Restated Employment Agreement with Frederick L. Hickman
31.1	Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
31.2	Rule 13a-14(a) /15d-14(a) Principal Accounting Officer Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Principal Accounting Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.

North Penn Bancorp, Inc.

Dated:	August 14, 2008	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	August 14, 2008	/s/ Glenn J. Clark
Glenn J. Clark Assistant Vice President and Principal Accounting Officer