Form 10-Q
period 2008-09-30
North Penn Bancorp Inc
filed 2008-11-13
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒		QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2008

☐		TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________________	to	______________________

Commission File Number: 000-52839

NORTH PENN BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of October 12, 2008, the issuer had 1,581,571 shares of common stock, par value $0.10 per share, outstanding.

ITEM I.  FINANCIAL STATEMENTS

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$2,977	$3,071
Interest bearing deposits	41	107
Total cash and cash equivalents	3,018	3,178
Federal funds sold	4,230	-
Investment securities, available for sale	20,245	13,366
Equity securities at cost, substantially restricted	781	1,060
Loans, net of allowance for loan losses of $1,192 in 2008 and $1,171 in 2007	99,461	97,247
Bank premises and equipment - net	4,095	4,159
Accrued interest receivable	675	695
Cash surrender value of life insurance	2,135	2,137
Deferred income taxes	732	466
Other real estate owned	-	100
Other assets	158	124
TOTAL ASSETS	$135,530	$122,532

LIABILITIES:
Deposits:
Non-interest bearing deposits	$8,858	$7,424
Interest bearing demand deposits	53,395	32,922
Interest bearing time deposits	40,341	43,337
Total deposits	102,594	83,683
Other borrowed funds	12,000	17,879
Accrued interest and other liabilities	934	786
TOTAL LIABILITIES	115,528	102,348

STOCKHOLDERS’ EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,581,571	158	158
Additional paid-in capital	13,479	13,433
Retained earnings	8,032	7,742
Unearned ESOP shares	(1,059)	(1,059)
Accumulated other comprehensive income	(608)	(90)
TOTAL STOCKHOLDERS’ EQUITY	20,002	20,184
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$135,530	$122,532

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007
(In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest on loans	$5,130	$5,077	$1,731	$1,678
Interest on fed funds sold	93	-	32	-
Interest on tax exempt investments	216	215	73	72
Interest on investments	278	197	124	67
Dividends on investments	56	82	15	22
Total interest income	5,773	5,571	1,975	1,839
INTEREST EXPENSE
Interest on deposits	2,089	2,123	662	703
Interest on short term borrowings	15	357	-	121
Interest on long term borrowings	469	468	159	160
Total interest expense	2,573	2,948	821	984

NET INTEREST INCOME	3,200	2,623	1,154	855

PROVISION FOR LOAN LOSSES	31	66	-	6

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,169	2,557	1,154	849

OTHER INCOME
Service charges on deposit accounts	103	102	37	30
Other operating income	144	156	47	50
Gain on sale of loans	2	79	2	-
Gain on sale of securities	1	41	-	7
TOTAL OTHER INCOME	250	378	86	87

OTHER EXPENSE
Salaries and employee benefits	1,544	1,442	506	498
Occupancy and equipment expense	502	459	161	155
Other operating expenses	703	692	247	253
TOTAL OTHER EXPENSE	2,749	2,593	914	906

INCOME BEFORE INCOME TAXES	670	342	326	30

INCOME TAX EXPENSE	238	104	120	7

NET INCOME	432	238	206	23
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) arising during period, net of income tax	(518)	(49)	(420)	105
COMPREHENSIVE INCOME	$(86)	$189	$(214)	$128

Weighted average number of shares outstanding	1,536,761	1,527,230	1,536,761	1,527,230
Earnings per share, basic and diluted	$0.28	$0.16	$0.13	$0.02
Dividends per share	$0.09	$0.06	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(In thousands)

	2008	2007
Operating Activities:
Net income	$432	$238
Items not requiring (providing) cash
Depreciation	192	206
Provision for loan losses	31	66
Amortization of securities (net of accretion)	15	11
(Decrease) increase in cash surrender value of life insurance	(2)	24
Net realized gain on securities	(1)	(41)
Net realized gain on sale of bank premise and equipment	(2)	-
Net realized gain on other real estate owned	-	(6)
Net realized gain on sale of loans	(2)	(79)
Changes in:
Accrued interest income and other assets	(14)	(566)
Accrued interest expense and other liabilities	151	258
Net Cash Provided by Operating Activities	800	111

Investing Activities:
Purchase bank premises and equipment	(137)	(77)
Proceeds from sale of bank premises and equipment	11	-
Proceeds from sale of other real estate owned	100	427
Purchase of securities “available for sale”	(9,724)	(223)
Sale of securities “available for sale”	28	213
Federal funds sold, net	(4,230)	-
Redemptions of securities “available for sale”	940	-
Redemptions of mortgage-backed securities “available for sale”	1,079	701
Net sale of restricted stock	279	14
Net increase in loans to customers	(3,019)	(3,681)
Proceeds from sale of loans	776	4,440
Net Cash (Used in) Provided by Investing Activities	(13,897)	1,814

Financing Activities:
Net increase (decrease) in deposits	18,911	(1,295)
Decrease in borrowed funds	(5,879)	(2,746)
Cash dividends paid	(95)	(130)
Net Cash Provided by (Used In) Financing Activities	12,937	(4,171)
Net Decrease in Cash and Cash Equivalents	(160)	(2,246)

Cash and Cash Equivalents, January 1	$3,178	$4,116
Cash and Cash Equivalents, September 30	$3,018	$1,870

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$2,493	$3,072
Income taxes	116	64

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

The amortized cost and fair value of investment securities at September 30, 2008 and December 31, 2007 are as follows:

Available-for-Sale
September 30, 2008
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$3,000	$8	$-	$3,008
Mortgage-backed securities	5,384	-	45	5,339
Municipal securities	8,531	-	427	8,104
Other securities	3,017	-	276	2,741
Total debt securities	19,932	8	748	19,192
Equity securities	1,234	25	206	1,053
Total Available for Sale	$21,166	$33	$954	$20,245

Available-for-Sale
December 31, 2007
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$-	$-	$385
Mortgage-backed securities	4,521	-	41	4,480
Municipal securities	7,026	37	2	7,061
Other securities	500	-	-	500
Total debt securities	12,432	37	43	12,426
Equity securities	1,071	22	153	940
Total Available for Sale	$13,503	$59	$196	$13,366

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	5,111	45			5,111	45
Municipal	8,104	427	-	-	8,104	427
Other securities	2,741	276	-	-	2,741	276
Equity securities	302	54	434	152	736	206
	$16,258	$802	$434	$152	$16,692	$954

The above table at September 30, 2008 includes 51 securities that have unrealized losses for less than 12 months and 24 securities that have been in an unrealized loss position for 12 or more months. The Company has analyzed its investment portfolio and determined that the market value fluctuations in these securities are consistent with the broader market and not a cause for recognition of a current loss.

The Company invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations. Changes in market value of all debt securities can result from changes in interest rates. Changes in credit quality can affect securities of states and political subdivisions and corporate obligations. The changes in market value of the debt securities held by the Company have been due to changes in interest rates, and because the Company has the ability to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

The Company invests in equity securities of other banks through its subsidiary, Norpenco, Inc. Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment. Based on that evaluation, and the Company’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the management does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

3.	Loans

	September 30, 2008	December 31, 2007
Real estate mortgages:	(In thousands)
Construction and land development	$409	$154
Residential, 1 - 4 family	46,024	45,593
Residential, multi-family	1,409	1,446
Commercial	46,245	41,685
Total real estate mortgages	94,087	88,878
Commercial	922	2,157
Consumer	5,644	7,383
Total loans	100,653	98,418
Allowance for loan loss	1,192	1,171
Total loans, net	$99,461	$97,247

The Company's lending is primarily residential and commercial secured mortgage loans, in Northeastern Pennsylvania, based upon conservative underwriting standards.

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

The following table sets forth the changes in the allowance for loan losses for the nine months ended September 30, 2008 and for the year ended December 31, 2007 as indicated:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$1,171	$1,121
Charge-offs:
Commercial	-	-
Real estate mortgages	3	-
Consumer	25	45
Total	28	45
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	18	9
Total	18	9
Net charge-offs	10	36
Provision charged to operations	31	86
Balance at end of period	$1,192	$1,171

4.	Other Borrowings

The Bank has a line of credit agreement with FHLBank of Pittsburgh for short term borrowings varying from one day to three years. Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made. The line expires in June, 2011. At September 30, 2008, this line of credit had a zero balance.

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

5. Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Numerator	$432,000	$238,000	$206,000	$23,000
Denominator
Basic shares outstanding	1,536,761	1,527,230	1,536,761	1,527,230
Effective of dilutive shares	728	1,092	728	1,092
Diluted shares outstanding	1,537,489	1,528,322	1,537,489	1,528,322

Earnings per share
Basic	$0.28	$0.16	$0.13	$0.02
Diluted	$0.28	$0.16	$0.13	$0.02

6.	Omnibus Stock Option Plan

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

During the nine months ended September 30, 2008, the Company recorded approximately $46,000 in expense included in “Salaries and employee benefits” on the accompanying financial statements. As of September 30, 2008, there was approximately $369,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted -Average Exercise Price	Weighted -Average Remaining Contractual Term
Outstanding, January 1, 2008	33,250	$10.19	-
Granted	34,997	$8.25	-
Exercised	-	-	-
Forfeited or expired	(4,368)	$10.21	-
Outstanding, September 30, 2008	63,879	$9.12	9.0
Exercisable, September 30, 2008	10,919	$10.21	8.0

	Stock Options		Restricted Stock
Nonvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2008	27,354	$3.83	4,258	$10.21
Granted	34,997	$3.18	20,994	$8.25
Vested	(5,023)	$3.86	(874)	$10.21
Forfeited	(3,494)	$3.86	(765)	$10.21
Nonvested, September 30, 2008	53,834	$3.40	23,613	$8.47

7.	Guarantees

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

In September 2006, the Bank executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLBank of Pittsburgh (FHLB) to deliver $10.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans. The term of the Commitment and guarantee per the Master Commitment is through September 25, 2009. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $450,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the Commitment. The Bank has not experienced any losses under these guarantees.

8.	Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. A summary of loans to directors and officers and related parties is as follows for the quarter ended September 30, 2008 and the year ended December 31, 2007 (dollars in thousands):

	2008	2007
Beginning balance	$1,334	$922
Additions	596	539
Collections	(745)	(127)
Ending balance	$1,185	$1,334

9.	Fair Value Measurements (SFAS No. 157)

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I: Quoted prices are available in active markets for identical assets or liabilities as of the record date.

Level II: Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III: Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$20,209	$-	$36	$20,245

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

Financial Condition

The Company’s total assets increased $13.0 million, or 10.6%, to $135.5 million at September 30, 2008 from $122.5 million at December 31, 2007. The increase was the result of purchasing investment securities, increasing our federal funds sold position and an increase in net loans. Asset growth during the period was funded by an increase in deposits.

Investment securities increased $6.9 million, or 51.9%, to $20.2 million at September 30, 2008 from $13.3 million at December 31, 2007. During the nine months ended September 30, 2008, the Company purchased $3.0 million in corporate securities, $3.0 million in government securities, $2.0 million in mortgage-backed securities, and $1.6 million in municipal securities. The growth in securities during the nine months ended September 30, 2008 was offset by the maturing of a corporate bond and a mortgage-backed security, the calling of a federal agency bond and typical pay downs of mortgage-backed securities. The Company also purchased $191,000 in equity securities and sold two equity securities worth $28,000 during the nine months ended September 30, 2008.

Net loans increased $2.3 million, or 2.4%, to $99.5 million at September 30, 2008, from $97.2 million at December 31, 2007. The bank sold $750,000 of residential mortgages during the third quarter of 2008 to alleviate interest rate risk associated with individual mortgages and reinvested the funds in commercial loans. Our commercial loan portfolio increased $4.5 million, or 10.8%, to $46.2 million at September 30, 2008, from $41.7 million at December 31, 2007.

The Bank recorded no loan loss provision expense for the three months and $31,000 for the nine months ended September 30, 2008. The Bank had three consumer loans totaling $25,000 and mortgages of $3,000 charged off during the year. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent risks in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $191,000 at September 30, 2008, compared to $378,000 at December 31, 2007. The improvement was in non-accruing residential mortgages which decreased by $187,000. The ratio of the Bank’s allowance for loan losses to total loans was 1.18% at September 30, 2008 and 1.19% at December 31, 2007. The ratio of the Bank’s allowance for loan losses to non performing loans was 624.1% at September 30, 2008 and 309.8% at December 31, 2007.

Total deposits increased $18.9 million, or 22.6%, to $102.6 million at September 30, 2008 from $83.7 million at December 31, 2007. Non-interest bearing deposits increased $1.5 million or 20.3%, interest bearing demand deposits increased $20.5 million or 62.3%, while time deposits decreased $3.0 million, or 6.9%. The increase in interest bearing demand deposits is due to growth in our Signature Savings account as well as continued growth in municipal deposits.

Other borrowings decreased $5.9 million, or 33.0%, to $12.0 million at September 30, 2008 from $17.9 million at December 31, 2007, due to pay downs in our overnight borrowing from FHLBank of Pittsburgh. Borrowings are primarily being used to fund loan growth when deposit growth is inadequate and repayment is made when deposit growth exceeds loan demand.

Results of Operations

Comparison of the Three and Nine Month Periods Ended September 30, 2008 and 2007

Net income for the third quarter of 2008 increased $183,000, or 795.7%, to $206,000, compared to $23,000 in 2007. Net income for the nine months ended September 30, 2008 increased $194,000, or 81.5%, to $432,000 compared to $238,000 in 2007.

Net interest income for the third quarter increased $299,000, or 35.0%, to $1.2 million in 2008, from $855,000 in 2007. For the nine months ended September 30, 2008, net interest income increased $577,000, or 22.0%, to $3.2 million in 2008 from $2.6 million in 2007.

Interest income for the third quarter of 2008 increased $136,000, or 7.4%, compared to 2007. Interest income for the nine months ended September 30, 2008 increased $200,000, or 3.6%, to $5.8 million compared to $5.6 million for September 30, 2007. Interest on loans remained relatively unchanged for the quarter and nine months ended September 30, 2008 compared to the same period in 2007. For the nine months ended September 30, 2008 and 2007, interest on loans amounted to approximately $5.1 million for both periods. Interest income from federal funds sold was $93,000 for the nine months ended September 30, 2008. During the same period in 2007, the Company did not have interest income from federal funds sold. Interest on investments increased $51,000 or 31.7%, to $212,000 from $161,000 during the third quarter, and $56,000 or 11.3%, to $550,000 from $494,000 for the nine months ended September 30, 2008. This additional interest income was due to investment purchases made during the year.

Interest expense during the third quarter decreased $163,000, or 16.6%, to $821,000 in 2008 from $984,000 in 2007. For the nine months ended September 30, 2008, interest expense decreased $300,000, or 10.3%, to $2.6 million in 2008 from $2.9 million in 2007. Interest on deposits for the third quarter decreased $42,000 or 6.0%, to $661,000 in 2008, from $703,000 in 2007, due to decreases in the average volume and rate of time deposits. For the nine months ended September 30, interest on deposits remained relatively unchanged at $2.1 million in both 2008 and 2007. Interest on short term borrowed funds decreased $121,000, or 100.0%, for the third quarter of 2008 and $342,000, or 95.8%, for the nine months ended September 30, 2008 due to significant decreases in the volume of overnight borrowings.

Other income for the third quarter decreased $1,000, or 1.1%, to $86,000, in 2008, from $87,000 in 2007. Total other expenses increased $8,000, or 0.9%, to $914,000 in 2008 from $906,000 in 2007. Salaries and employee benefits increased $8,000, or 1.6%, to $506,000 in 2008, from $498,000 in 2007. Occupancy and equipment expense increased $6,000 or 3.9%, to $161,000 in 2008, from $155,000 in 2007, while other operating expenses increased $6,000 or 2.4%, to $247,000 in 2008 from $253,000 in 2007.

For the nine months ended September 30, other income decreased $128,000, or 33.9%, to $250,000 in 2008 from $378,000 in 2007, due to a larger gain recognized in 2007 on the sale of loans and securities. Total other expenses increased $156,000, or 6.0%, to $2.7 million in 2008 from $2.6 million in 2007. Salaries and employee benefits increased $102,000 or 7.3%, to $1.5 million in 2008 from $1.4 million in 2007, due to increases in employee benefits and costs related to our stock award program. Occupancy and equipment expense increased $43,000, or 9.4%, to $502,000 in 2008 from $459,000 in 2007, while other operating expenses increased $11,000, or 1.6%, to $703,000 in 2008 from $692,000 in 2007.

Applicable taxes for the third quarter increased $113,000 to $120,000 in 2008 from $7,000 in 2007. For the nine months ended September 30, 2008, taxes increased $134,000 or 128.8%, to $238,000 in 2008 from $104,000 in 2007, largely due to the increase in federal and state taxable income.

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

The Bank’s cash and cash equivalents decreased $160,000 for the nine months ended September 30, 2008. During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investment securities and fund new loans.

North Penn Bank’s capital ratios at September 30, 2008 and December 31, 2007 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,509	15.86%	≥$ 8,330	≥8.0%	≥$ 10,413	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,317	14.71%	≥$ 4,165	≥4.0%	≥$ 6,248	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,317	11.36%	≥$ 5,394	≥4.0%	≥$ 6,742	≥5.0%
Risk-Weighted Assets:	$104,125
Average Assets:	$134,840
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital September 30, 2008	$15,257
Plus: Unrealized Gain/Loss on Investments	(426)
Less: Disallowed Servicing Rights	(365)
Less: Disallowed Servicing Rights	(1)
Total Tier Capital September 30, 2008	$15,317
Plus: Allowance for loan losses	1,192
Total Risk-based Capital September 30, 2008	$16,509

At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	≥$ 7,695	≥8.0%	≥$ 9,619	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	≥$ 3,847	≥4.0%	≥$ 5,771	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	≥$ 4,766	≥4.0%	≥$ 5,958	≥5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007	$15,190
Plus: Unrealized Gain/Loss on Investments	(41)
Less: Disallowed Servicing Rights	(1)
Total Tier Capital December 31, 2007	$15,148
Plus: Allowance for loan losses	1,171
Total Risk-based Capital December 31, 2007	$16,319

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A .  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I - Item 1 - Description of Business - Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At September 30, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-KSB. However, the risks described in our Annual Report on Form 10-KSB are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not purchase any equity securities during the quarter ended September 30, 2008. On October 1, 2008, the Company announced a repurchase program of 158,157 shares, approximately 10% of all shares outstanding. The program commenced on October 6, 2008 and will be in effect until all shares have been repurchased or until March 6, 2009. Purchases under the program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Incorporated and will be based upon the parameters of the Rule 10b5-1 repurchase plan. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

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

North Penn Bancorp, Inc

Dated:	November 13, 2008	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	November 13, 2008	/s/ Glenn J. Clark
Glenn J. Clark Assistant Vice President and Principal Accounting Officer