Form 10-Q/A
period 2008-03-31
North Penn Bancorp Inc
filed 2009-03-31
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________                to           ______________________

Commission File Number:   000-52839

NORTH PENN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

216 Adams Avenue, Scranton, PA  18503
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

EXPLANATORY NOTE

In the course of preparing the financial statements for the year ended December 31, 2008, the Company determined that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts at December 31, 2008. Upon performing further procedures, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008. The Company believes that the incorrect entries were made to disguise the fact that North Penn Bank's primary correspondent bank account had not been properly reconciled.  The Company determined that correction of these errors requires the restatement of the consolidated statement of income for the three months ended March 31, 2008 and the consolidated balance sheet as of' March 31, 2008.

This Quarterly Report on Form 10-Q/A corrects and restates the Company's consolidated statement of income for the three months ended March 31, 2008 and the consolidated balance sheet as of March 31, 2008 to reflect a charge to income to correct the incorrect accounting entries.

Other than the restatement, this Form 10-Q/A does not reflect events occurring after the date of the original Form 10-Q for the quarter ended March 31, 2008 or modify or update disclosures affected by subsequent events.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In thousands)
	Restated
ASSETS:
Cash and due from banks	$1,815	$3,071
Interest bearing deposits	26	107
Total cash and cash equivalents	1,841	3,178
Federal funds sold	6,906	-
Investment securities, available for sale	14,883	13,366
Equity securities at cost, substantially restricted	792	1,060
Loans, net of allowance for loan losses of $1,198 in 2008 and $1,171 in 2007	95,467	97,247
Loans held for sale	1,754	-
Bank premises and equipment – net	4,121	4,159
Accrued interest receivable	626	695
Cash surrender value of life insurance	2,157	2,137
Deferred income taxes	653	466
Other real estate owned	-	100
Other assets	180	124
TOTAL ASSETS	$129,380	$122,532

LIABILITIES:
Deposits:
Non-interest bearing deposits	$6,131	$7,424
Interest bearing demand deposits	45,142	32,922
Interest bearing time deposits	45,221	43,337
Total deposits	96,494	83,683
Other borrowed funds	12,000	17,879
Accrued interest and other liabilities	885	786
TOTAL LIABILITIES	109,379	102,348

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,581,571	158	158
Additional paid-in capital	13,442	13,433
Retained earnings	7,528	7,742
Unearned ESOP shares	(1,059)	(1,059)
Accumulated other comprehensive loss	(68)	(90)
TOTAL STOCKHOLDERS’ EQUITY	20,001	20,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$129,380	$122,532

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three Months Ended March 31, 2008 and 2007
(In thousands)

	2008	2007
	Restated
INTEREST INCOME
Interest on loans	$1,714	$1,690
Interest on fed funds sold	32	-
Interest on tax exempt investments	72	71
Interest on investments	66	69
Dividends on investments	25	29
Total interest income	1,909	1,859
INTEREST EXPENSE
Interest on deposits	744	735
Interest on short-term borrowings	15	103
Interest on long-term borrowings	155	154
Total interest expense	914	992

NET INTEREST INCOME	995	867

PROVISION FOR LOAN LOSSES	31	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	964	837

OTHER INCOME
Service charges and fees	54	32
Other operating income	24	60
(Loss) gain on sale of securities	(2)	17
TOTAL OTHER INCOME	76	109

OTHER EXPENSE
Salaries and employee benefits	514	463
Occupancy and equipment expense	166	149
Other operating expenses	196	202
Loss from accounting errors	475	-
TOTAL OTHER EXPENSE	1,351	814

(LOSS)/INCOME BEFORE INCOME TAXES	(311)	132

INCOME TAX (BENEFIT)/EXPENSE	(144)	37

NET (LOSS)/INCOME	(167)	95

OTHER COMPREHENSIVE INCOME/(LOSS):
Unrealized holding gain (loss) arising during period, net of income tax	22	(47)
COMPREHENSIVE (LOSS)/INCOME	$(145)	$48

Weighted average number of shares outstanding	1,536,761	1,449,030
Earnings per share, basic and diluted	$(0.11)	$0.07
Dividends per share	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(In thousands)

	2008	2007
	Restated
Operating Activities:
Net (loss)/income	$(167)	$95
Items not requiring (providing) cash
Depreciation	60	67
Provision for loan losses	31	30
Amortization of securities (net of accretion)	6	4
Increase in cash surrender value of life insurance	(20)	(19)
Net realized loss (gain) on securities	2	(17)
Net realized gain on other real estate	-	(6)
Changes in:
Accrued interest income and other assets	(186)	(40)
Accrued interest expense and other liabilities	61	(71)
Net Cash (Used in)/Provided By Operating Activities	(213)	43

Investing Activities:
Purchase of bank premises and equipment	(22)	(29)
Proceeds from sale of other real estate	100	427
Purchase of securities “available for sale”	(2,639)	(100)
Sales of securities “available for sale”	11	91
Federal funds sold, net	(6,906)	-
Matured or called securities “available for sale”	885	-
Redemptions of mortgage-backed securities “available for sale”	252	229
Net sale of restricted stock	268	71
Net increase in loans to customers	(5)	(822)
Net Cash Used In Investing Activities	(8,056)	(133)

Financing Activities:
Increase in deposits	12,811	83
Decrease in borrowed funds	(5,879)	(1,290)
Net Cash Provided By/(Used In) Financing Activities	6,932	(1,207)
Net Decrease In Cash and Cash Equivalents	(1,337)	(1,297)

Cash and Cash Equivalents, January 1	3,178	4,116
Cash and Cash Equivalents, March 31	$1,841	$2,819

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$845	$911
Income taxes	67	57

Non-cash investing and financing activities:
Unrealized gains (losses) on securities	$34	$(72)
Transfer from loans to other real estate owned	-	421

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.            Nature Of Operations And Summary Of Significant Accounting Policies

Nature of Operations

North Penn Bancorp, Inc. (Company) is the holding company for North Penn Bank (Bank).  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “NPBP.OB.”  The Bank operates from five offices under a state savings bank charter and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania.  The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit.  Its primary lending products are real estate, commercial and consumer loans.

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

The amortized cost and fair value of investment securities at March 31, 2008 and December 31, 2007 are as follows:

Available-for-Sale
March 31, 2008
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$-	$-	$-	$-
Mortgage-backed securities	5,261	23	9	5,275
Municipal securities	7,527	57	18	7,566
Other securities	1,035	-	23	1,012
Total debt securities	13,823	80	50	13,853
Equity securities	1,162	14	146	1,030
Total Available for Sale	$14,985	$94	$196	$14,883

Available-for-Sale
December 31, 2007
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$385	$-	$-	$385
Mortgage-backed securities	4,521	-	41	4,480
Municipal securities	7,026	37	2	7,061
Other securities	500	-	-	500
Total debt securities	12,432	37	43	12,426
Equity securities	1,071	22	153	940
Total Available for Sale	$13,503	$59	$196	$13,366

All of the Company’s investment securities were classified as available for sale at March 31, 2008 and December 31, 2007.

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	518	4	318	5	836	9
Municipal	1,971	18	-	-	1,971	18
Other securities	1,012	23	-	-	1,012	23
Equity securities	431	58	442	88	873	146
Total	$3,932	$103	$760	$93	$4,692	$196

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

3.            Loans

	March 31, 2008	December 31, 2007
	(In thousands)
	Restated
Real estate mortgages:
Construction and land development	$218	$154
Residential, 1 – 4 family	42,403	45,593
Residential, multi-family	1,433	1,446
Commercial	44,469	41,685
Total real estate mortgages	88,523	88,878
Commercial	1,439	2,157
Consumer	6,703	7,383
Total loans	96,665	98,418
Allowance for loan losses	1,198	1,171
Total loans, net	$95,467	$97,247

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

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$1,171	$1,121
Charge-offs:
Commercial	-	-
Real estate mortgages	3	-
Consumer	11	45
Total	14	45
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	10	9
Total	10	9
Net charge-offs	4	36
Provision charged to operations	31	86
Balance at end of period	$1,198	$1,171

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

5.            Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).   Diluted earnings per share at March 31, 2008, includes common shares issuable upon exercise of employee stock options as follows:

March 31, 2008- Restated	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$(167,000)	1,536,761	$(0.11)
Options includable	-	2,490	-
Diluted EPS	$(167,000)	1,539,251	$(0.11)

March 31, 2007	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$95,000	1,449,030	$0.07
Options includable	-	1,026	-
Diluted EPS	$95,000	1,450,056	$0.07

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

During the quarter ended March 31, 2008, the Company recorded approximately $9,000 in expense included in “Salaries and employee benefits” on the accompanying financial statements. As of March 31, 2008, there was approximately $121,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted - Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding, January 1, 2008	33,250	$10.19	-
Granted	-	-	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding, March 31, 2008	33,250	$10.19	8.6
Exercisable, March 31, 2008	5,896	$10.21	8.5

	Stock Options		Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant- Date Fair Value
Nonvested, January 1, 2008	27,354	$3.83	4,258	$10.21
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-
Nonvested, March 31, 2008	27,354	$3.83	4,258	$10.21

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

	2008	2007
Beginning balance	$1,334	$922
Additions	596	539
Collections	(569)	(127)
Ending balance	$1,361	$1,334

9.            Restatement of Previously Issued Financial Statements

Subsequent to the original filing of the Company's March 31, 2008 Form 10-Q, management concluded that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts. Upon further review, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008. The Company determined that correction of these errors requires the restatement of the consolidated balance sheet as of March 31, 2008 and the consolidated statement of income for the three months ended March 31, 2008 as follows:

(in thousands, except per share data)	As Previously Reported	As Corrected	Effect of Change

As of March 31, 2008

Consolidated Balance Sheets

Total Cash and cash equivalents	$2,077	$1,841	$(236)
Loans, net	95,707	95,467	(240)
Deferred income taxes	454	653	199
Total assets	129,657	129,380	(277)
Retained earnings	7,805	7,528	(277)
Total stockholders equity	20,278	20,001	(277)
Total liabilities and stockholders equity	129,657	129,380	(277)

For the three months ended March 31, 2008

Consolidated Statements of Income

Loss due to accounting errors	$-	$475	475
Total other expense	876	1,351	475
Income/(loss) before income taxes	164	(311)	(475)
Income tax expense/(benefit)	54	(144)	(198)
Net income/(loss)	110	(167)	(277)
Comprehensive income/(loss)	132	(145)	(277)
Earnings/(loss) per share, basic and diluted	0.07	(0.11)	(0.18)

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

Financial Condition- As Restated

Our total assets increased $6.9 million, or 5.6%, from $122.5 million at December 31, 2007 to $129.4 million at March 31, 2008.  The increase in assets resulted from increases in federal funds sold and investment purchases.

Our overall loan portfolio declined a net of $26,000 or 0.03%, since December 31, 2007.  Consumer loans decreased $680,000 from $7.4 million at December 31, 2007 to $6.7 million at December 31, 2007, as the Bank has chosen not to aggressively pursue that segment of loans. Commercial real estate loans have increased $2.8 million from $41.7 million at December 31, 2007 to $44.5 million at March 31, 2008. Residential mortgages decreased $1.4 million from December 31, 2007, and commercial loans not secured by real estate decreased $700,000.

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

The allowance for loan loss increased $27,000 during the first quarter of 2008. The Company added $31,000 in provisions during the first three months of the year. Subtracting from the provision were charge-offs of $11,000 for three consumer loans and $3,000 for one mortgage loan. There were recoveries of approximately $10,000 made during the first quarter of 2008, representing repayments for consumer loans that were previously charged off. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.24% at March 31, 2008 and 1.19% at December 31, 2007. We are carefully monitoring all credit quality so that we can respond quickly to any deterioration which action may include strong collection efforts and increased allowance for loan loss protection.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $913,000 at March 31, 2008, compared to $378,000 at December 31, 2007. The ratio of non-performing loans to total loans was 0.94% and 0.38% at March 31, 2008 and December 31, 2007, respectively.

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

Results of Operations- As Restated

Comparison of the Three Month Periods Ended March 31, 2008 and 2007

The Company experienced a net loss of $167,000 for the three months ended March 31, 2008 compared to net income of $95,000 for the three months ended March 31, 2007, a decrease of $262,000, or 275.8%.  Net interest income for the first quarter of 2008 increased $128,000, or 14.8%, compared to the first quarter of 2007. This increase was the result of higher investment and loan income, coupled with a decrease in interest expense.  The net loss resulted from a $475,000 pre-tax loss which resulted from accounting errors within the Bank’s primary correspondent bank account.

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

Other income decreased $33,000 to $76,000 in 2008, from $109,000 in 2007, primarily due to a $17,000 gain on the sale of securities in 2007 compared to a loss of $2,000 in the same category for 2008. The company also received an extra $20,000 in income in 2007 related to a property held in other real estate owned that was sold in the first quarter of 2007. Other expenses increased $537,000 to $1,351,000 in 2008 from $814,000 in 2007.  The primary reason for the change was the loss resulting from accounting errors.  Salaries and employee benefits increased $51,000 or 11.0%, from $463,000 in 2007, to $514,000 in 2008, due to increased personnel and annual merit increases. Occupancy and equipment expense increased $17,000 or 11.4% from $149,000 in 2007, to $166,000 in 2008, and other operating expenses decreased $6,000 or 3.0%, from $202,000 in 2007 to $196,000 in 2008.

Liquidity and Capital Resources- As Restated

The Bank’s primary sources of funds are deposits, principal and interest payments on loans, FHLB advances and proceeds from mortgage loan sales.  While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.  The Bank’s regulators require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank’s cash and cash equivalents decreased $1.3 million for the three months ended March 31, 2008.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

North Penn Bank's capital ratios at March 31, 2008 and December 31, 2007 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
At March 31, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,210	16.18%	≥$	8,014	≥	8.0%	≥$	10,018	≥	10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,012	14.98%	≥$	4,007	≥	4.0%	≥$	6,011	≥	6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,012	12.00%	≥$	5,004	≥	4.0%	≥$	6,255	≥	5.0%
Risk-Weighted Assets:	$100,181
Average Assets:	$125,092
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital March 31, 2008		$15,078
Plus: Unrealized Gain/Loss on Investments		(65)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital March 31, 2008		$15,012
Plus: Allowance for loan losses		1,198
Total Risk-based Capital March 31, 2008		$16,210

At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	≥$	7,695	≥	8.0%	≥$	9,619	≥	10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	≥$	3,847	≥	4.0%	≥$	5,771	≥	6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	≥$	4,766	≥	4.0%	≥$	5,958	≥	5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007		$15,190
Plus: Unrealized Gain/Loss on Investments		(41)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital December 31, 2007		$15,148
Plus: Allowance for loan losses		1,171
Total Risk-based Capital December 31, 2007		$16,319

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4.   Controls and Procedures- As Restated

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At March 31, 2008, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer initially concluded that the Company's disclosure controls and procedures were effective. As a result of the restatement described in the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure that an employee acting alone cannot record journal entries and reconcile significant accounts.  This control deficiency resulted in intentionally incorrect accounting entries that were not initially identified by the Company’s internal control and that require the restatement of the Company's financial statements for the quarter ended March 31, 2008. Because of this control deficiency, management has reevaluated its assessment for that period and concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2008.

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Audit Committee of the Board of Directors and senior management met with the firm that provides its internal audit services to review the design of the Company’s internal controls in light of recent events.  Specific areas discussed and that will be implemented included the following: an increase in segregation and rotation of duties; a complete review of access rights to the bank’s data processing system; and increased management oversight and review of certain general ledger entries.  It was also decided that a “Financial Statement Disclosure Committee” would be instituted, the purpose for which is to review the process and accuracy of financial statement preparation prior to filing.  This committee will consist of the Company’s five most senior officers including the following: Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Senior Commercial Lender and Chief Technology and Risk Officer.

PART II – OTHER INFORMATION

Item 6.   Exhibits.

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
4	Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
31.1	Rule 13a-14(a) /15d-14(a) Certification
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Penn Bancorp, Inc

Dated: March 31, 2009	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer (Acting Principal Financial Officer)