Form 10-Q/A
period 2008-06-30
North Penn Bancorp Inc
filed 2009-03-31
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________  to  ______________________

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

EXPLANATORY NOTE

In the course of preparing the financial statements for the year ended December 31, 2008, the Company determined that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts at December 31, 2008. Upon performing further procedures, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008. The Company believes that the incorrect entries were made to disguise the fact that North Penn Bank's primary correspondent bank account had not been properly reconciled.  The Company determined that correction of these errors requires the restatement of the consolidated statement of income for the six months ended June 30, 2008 and the consolidated balance sheet as of' June 30, 2008.

This Quarterly Report on Form 10-Q/A corrects and restates the Company's consolidated statement of income for the six months ended June 30, 2008 and the consolidated balance sheet as of June 30, 2008 to reflect a charge to income to correct the incorrect accounting entries.

Other than the restatement, this Form 10-Q/A does not reflect events occurring after the date of the original Form 10-Q for the quarter ended June 30, 2008 or modify or update disclosures affected by subsequent events.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures.	19

PART II	OTHER INFORMATION

Item 6.	Exhibits.	20

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In thousands)
	Restated
ASSETS:
Cash and due from banks	$2,447	$3,071
Interest bearing deposits	52	107
Total cash and cash equivalents	2,499	3,178
Federal funds sold	13,745	-
Investment securities, available for sale	16,330	13,366
Equity securities at cost, substantially restricted	794	1,060
Loans, net of allowance for loan losses of $1,184 in 2008 and $1,171 in 2007	98,056	97,247
Bank premises and equipment – net	4,162	4,159
Accrued interest receivable	606	695
Cash surrender value of life insurance	2,177	2,137
Deferred income taxes	714	466
Other real estate owned	-	100
Other assets	160	124
TOTAL ASSETS	$139,243	$122,532

LIABILITIES:
Deposits:
Non-interest bearing deposits	$7,496	$7,424
Interest bearing demand deposits	55,587	32,922
Interest bearing time deposits	43,206	43,337
Total deposits	106,289	83,683
Other borrowed funds	12,000	17,879
Accrued interest and other liabilities	993	786
TOTAL LIABILITIES	119,282	102,348

STOCKHOLDERS’ EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,581,571	158	158
Additional paid-in capital	13,454	13,433
Retained earnings	7,596	7,742
Unearned ESOP shares	(1,059)	(1,059)
Accumulated other comprehensive income	(188)	(90)
TOTAL STOCKHOLDERS’ EQUITY	19,961	20,184
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$139,243	$122,532
See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2008 and 2007
 (In thousands)

	Six Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	Restated
INTEREST INCOME
Interest on loans	$3,399	$3,399	$1,685	$1,709
Interest on fed funds sold	61	-	29	-
Interest on tax exempt investments	143	143	71	71
Interest on investments	154	130	88	66
Dividends on investments	41	60	16	27
Total interest income	3,798	3,732	1,889	1,873
INTEREST EXPENSE
Interest on deposits	1,427	1,420	683	685
Interest on short-term borrowings	15	236	-	132
Interest on long-term borrowings	310	308	155	155
Total interest expense	1,752	1,964	838	972

NET INTEREST INCOME	2,046	1,768	1,051	901

PROVISION FOR LOAN LOSSES	31	60	-	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,015	1,708	1,051	871

OTHER INCOME
Service charges on deposit accounts	66	72	12	40
Other operating income	97	106	73	46
Gain on sale of loans	-	79	-	79
Gain on sale of securities	1	34	3	17
TOTAL OTHER INCOME	164	291	88	182

OTHER EXPENSE
Salaries and employee benefits	1,038	944	524	481
Occupancy and equipment expense	341	304	175	155
Other operating expenses	456	439	260	237
Loss from accounting errors	475	-	-	-
TOTAL OTHER EXPENSE	2,310	1,687	959	873

(LOSS)/INCOME BEFORE INCOME TAXES	(131)	312	180	180

INCOME TAX (BENEFIT)/EXPENSE	(80)	97	64	60

NET (LOSS)/INCOME	(51)	215	116	120
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding loss arising during period, net of income tax	(98)	(154)	(120)	(107)
COMPREHENSIVE INCOME (LOSS)	$(149)	$61	$(4)	$13

Weighted average number of shares outstanding	1,536,761	1,449,030	1,536,761	1,449,030
Earnings per share, basic and diluted	$(0.03)	$0.15	$0.08	$0.08
Dividends per share	$0.06	$0.06	$0.03	$0.03
See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(In thousands)
	2008	2007
	Restated
Operating Activities:
Net (loss)/income	$(51)	$215
Items not requiring (providing) cash
Depreciation	124	135
Provision for loan losses	31	60
Amortization of securities (net of accretion)	10	7
Increase in cash surrender value of life insurance	(40)	(5)
Net realized gain on securities	(1)	(34)
Net realized gain on sale of bank premises and equipment	(3)	-
Net realized gain on other real estate owned	-	(6)
Net realized gain on sale of loans	-	(79)
Changes in:
Accrued interest income and other assets	(145)	(224)
Accrued interest expense and other liabilities	180	112
Net Cash Provided by Operating Activities	105	181

Investing Activities:
Purchase bank premises and equipment	(131)	(42)
Proceeds from sale of bank premises and equipment	7	-
Proceeds from sale of other real estate owned	100	427
Purchase of securities “available for sale”	(4,652)	(198)
Sale of securities “available for sale”	28	189
Federal funds sold, net	(13,745)	-
Matured or called securities “available for sale”	885	-
Redemptions of mortgage-backed securities “available for sale”	618	460
Net sale (purchase) of restricted stock	266	(3)
Net increase in loans to customers	(840)	(3,309)
Proceeds from sale of loans	-	4,440
Net Cash (Used in) Provided by Investing Activities	(17,464)	1,964

Financing Activities:
Increase (decrease) in deposits	22,606	(1,963)
Decrease in borrowed funds	(5,879)	(1,081)
Cash dividends paid	(47)	(87)
Net Cash Provided by (Used In) Financing Activities	16,680	(3,131)
Net Decrease in Cash and Cash Equivalents	(679)	(986)

Cash and Cash Equivalents, January 1	$3,178	$4,116
Cash and Cash Equivalents, June 30	$2,499	$3,130

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,663	$1,995
Income taxes	91	62

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

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2008 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	4,050	30	-	-	4,050	30
Municipal	5,436	38	-	-	5,436	38
Other securities	2,012	56	-	-	2,012	56
Equity securities	298	51	532	162	830	213
	$11,796	$175	$532	$162	$12,328	$337

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

3.           Loans

	June 30, 2008	December 31, 2007
	(In thousands)
	Restated
Real estate mortgages:
Construction and land development	$97	$154
Residential, 1 – 4 family	45,393	45,593
Residential, multi-family	1,421	1,446
Commercial	45,129	41,685
Total real estate mortgages	92,040	88,878
Commercial	1,023	2,157
Consumer	6,177	7,383
Total loans	99,240	98,418
Allowance for loan loss	1,184	1,171
Total loans, net	$98,056	$97,247

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

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of June 30 and December 31 for the year indicated:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$1,171	$1,121
Charge-offs:
Commercial	-	-
Real estate mortgages	3	-
Consumer	25	45
Total	28	45
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	10	9
Total	10	9
Net charge-offs	18	36
Provision charged to operations	31	86
Balance at end of period	$1,184	$1,171

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

5.	Earnings Per Share- As Restated

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).   Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Numerator	$(51,000)	$215,000	$116,000	$120,000
Denominator
Basic shares outstanding	1,536,761	1,449,030	1,536,761	1,449,030
Effective of dilutive shares	1,467	1,225	1,467	1,225
Diluted shares outstanding	1,538,228	1,450,255	1,538,228	1,450,255

Earnings per share
Basic	$(0.03)	$0.15	$0.08	$0.08
Diluted	$(0.03)	$0.15	$0.08	$0.08

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

9.	Restatement of Previously Issued Financial Statements

Subsequent to the original filing of the Company's June 30, 2008 Form 10-Q, management concluded that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts. Upon further review, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008. The Company determined that correction of these errors requires the restatement of the consolidated balance sheet as of June 30, 2008 and the consolidated statement of income for the six months ended June 30, 2008 as follows:

(in thousands, except per share data)	As Previously Reported	As Corrected	Effect of Change

As of June 30, 2008
Consolidated Balance Sheets
Loans, net	$98,531	$98,056	$(475)
Deferred income taxes	516	714	198
Total assets	139,520	139,243	(277)
Retained earnings	7,873	7,596	(277)
Total stockholders equity	20,238	19,961	(277)

Total liabilities and stockholders equity	139,520	139,243	(277)

For the six months ended June 30, 2008

Consolidated Statements of Income
Loss due to accounting errors	$-	$475	$475
Total other expense	1,835	2,310	475
Income/(loss) before income taxes	344	(131)	(475)
Income tax expense/(benefit)	118	(80)	(198)
Net income/(loss)	226	(51)	(277)
Comprehensive income/(loss)	128	(149)	(277)
Earnings/(loss) per share, basic and diluted	0.15	(0.03)	(0.18)

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Financial Condition- As Restated

Our balance sheet grew $16.7 million, or 13.6%, to $139.2 million at June 30, 2008 from $122.5 million at December 31, 2007.  This growth was due to a large increase in our deposits, which we used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

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

Net loans increased $800,000, or 0.8%, to $98.1 million at June 30, 2008 from $97.2 million at December 31, 2007.  The growth was primarily in the commercial real estate area, offset by reductions in the consumer loan segment.

The provision for loan loss increased $31,000 for the six months ended June 30, 2008.  The Bank had $3,000 in mortgage loans and $25,000 in consumer loans charged-off during the first six months of 2008. The Bank was also able to recover $10,000 during the same period. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio.

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

Results of Operations- As Restated

Comparison of the Three and Six Month Periods Ended June 30, 2008 and 2007

Net loss for the six months ended June 30, 2008 totaled $51,000, a decrease of $266,000, or 123.7%, over the same period in 2007. The loss was the result of a $475,000 pre-tax charge resulting from accounting errors within the Bank’s primary correspondent bank account. Net income for the three months ended June 30, 2008 decreased $4,000, or 3.3%, to $116,000 compared to the quarter ended June 30, 2007.  The quarterly income for 2007 was bolstered by a gain on the sale of mortgage loans.

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

For the six months ended June 30, 2008, interest expense decreased $212,000, or 10.6%, to $1.8 million in 2008 from $2.0 million in 2007.  Interest expense during the second quarter decreased $134,000, or 13.8%, to $838,000 in 2008 from $972,000 in 2007.  For the six months ended June 30, interest on deposits remained consistent at $1.4 million for both 2008 and 2007.  Interest on deposits for the second quarter of 2008 also remained consistent with the second quarter of 2007. This was an effect of lower rates being offset by much greater volumes.  Interest on short term borrowings decreased $132,000, for the second quarter of 2008 and $221,000 or 93.6%, for the six months ended June 30, 2008 due to the decreases in the volume of our overnight borrowings.

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

For the six months ended June 30, other income decreased $127,000 or 43.6%, to $164,000 in 2008 from $291,000 in 2007.  The majority of this decrease was related to the one time gain on loan sales during 2007.  Total other expenses increased $643,000, or 36.9%, to $2.3 million in 2008 from $1.7 million in 2007.  Salaries and employee benefits increased $94,000, or 10.0%, to $1.0 million in 2008 from $944,000 in 2007, while occupancy and equipment expense increased $37,000, or 12.2%, to $341,000 in 2008 from $304,000 in 2007.  Other expenses increased $17,000, or 3.9%, to $456,000 in 2008 from $439,000 in 2007.  Continuing to negatively impact total other expense was $475,000 in losses due to accounting errors.

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

North Penn Bank’s capital ratios at June 30, 2008 and December 31, 2007 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual			For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
At June 30, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,306	15.80%	>$	18,258	>	8.0%	>$	10,322	>	10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,122	14.65%	>$	4,130	>	4.0%	>$	6,193	>	6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,122	11.77%	>$	5,137	>	4.0%	>$	6,422	>	5.0%
Risk-Weighted Assets:	$103,222
Average Assets:	$128,433
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital June 30, 2008		$15,134
Plus: Unrealized Gain/Loss on Investments		(11)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital June 30, 2008		$15,122
Plus: Allowance for loan losses		1,184
Total Risk-based Capital June 30, 2008		$16,306

At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	>$	7,695	>	8.0%	>$	9,619	>	10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	>$	3,847	>	4.0%	>$	5,771	>	6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	>$	4,766	>	4.0%	>$	5,958	>	5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007		$15,190
Plus: Unrealized Gain/Loss on Investments		(41)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital December 31, 2007		$15,148
Plus: Allowance for loan losses		1,171
Total Risk-based Capital December 31, 2007		$16,319

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

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At June 30, 2008, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation. the Company's Chief Executive Officer and Chief Financial Officer initially concluded that the Company's disclosure controls and procedures were effective. As a result of the restatement described in the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure that an employee acting alone cannot record journal entries and reconcile significant accounts.  This control deficiency resulted in intentionally incorrect accounting entries that were not initially identified by the Company’s internal control and that require the restatement of the Company's financial statements for the quarter ended June 30, 2008. Because of this control deficiency, management has reevaluated its assessment for that period and concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008.

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

31.1	Rule 13a-14(a) /15d-14(a) Certification
32.1	Section 1350 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be so signed on its behalf by the undersigned, thereunto duly authorized.

New North Penn Bancorp, Inc

Dated:	March 31, 2009	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer (Acting Principal Financial Officer)