Form 10-Q/A
period 2008-09-30
North Penn Bancorp Inc
filed 2009-03-31
CIK 1401434

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

EXPLANATORY NOTE

In the course of preparing the financial statements for the year ended December 31, 2008, the Company determined that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts at December 31, 2008. Upon performing further procedures, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008. The Company believes that the incorrect entries were made to disguise the fact that North Penn Bank's primary correspondent bank account had not been properly reconciled.  The Company determined that correction of these errors requires the restatement of the consolidated statement of income for the nine months ended September 30, 2008 and the consolidated balance sheet as of' September 30, 2008.

This Quarterly Report on Form 10-Q/A corrects and restates the Company's consolidated statement of income for the nine months ended September 30, 2008 and the consolidated balance sheet as of September 30, 2008 to reflect a charge to income to correct the incorrect accounting entries.

Other than the restatement, this Form 10-Q/A does not reflect events occurring after the date of the original Form 10-Q for the quarter ended September 30, 2008 or modify or update disclosures affected by subsequent events.

ITEM I. FINANCIAL STATEMENTS

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(In thousands)
	Restated
ASSETS:
Cash and due from banks	$2,977	$3,071
Interest bearing deposits	41	107
Total cash and cash equivalents	3,018	3,178
Federal funds sold	4,230	-
Investment securities, available for sale	20,245	13,366
Equity securities at cost, substantially restricted	781	1,060
Loans, net of allowance for loan losses of $1,192 in 2008 and $1,171 in 2007	98,986	97,247
Bank premises and equipment – net	4,095	4,159
Accrued interest receivable	675	695
Cash surrender value of life insurance	2,135	2,137
Deferred income taxes	930	466
Other real estate owned	-	100
Other assets	158	124
TOTAL ASSETS	$135,253	$122,532

LIABILITIES:
Deposits:
Non-interest bearing deposits	$8,858	$7,424
Interest bearing demand deposits	53,395	32,922
Interest bearing time deposits	40,341	43,337
Total deposits	102,594	83,683
Other borrowed funds	12,000	17,879
Accrued interest and other liabilities	934	786
TOTAL LIABILITIES	115,528	102,348

STOCKHOLDERS’ EQUITY
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; issued and outstanding, 1,581,571	158	158
Additional paid-in capital	13,479	13,433
Retained earnings	7,755	7,742
Unearned ESOP shares	(1,059)	(1,059)
Accumulated other comprehensive income	(608)	(90)
TOTAL STOCKHOLDERS’ EQUITY	19,725	20,184
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	135,253	$122,532
See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2008 and 2007
 (In thousands)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	Restated
INTEREST INCOME
Interest on loans	$5,130	$5,077	1,731	$1,678
Interest on fed funds sold	93	-	32	-
Interest on tax exempt investments	216	215	73	72
Interest on investments	278	197	124	67
Dividends on investments	56	82	15	22
Total interest income	5,773	5,571	1,975	1,839
INTEREST EXPENSE
Interest on deposits	2,089	2,123	662	703
Interest on short term borrowings	15	357	-	121
Interest on long term borrowings	469	468	159	160
Total interest expense	2,573	2,948	821	984

NET INTEREST INCOME	3,200	2,623	1,154	855

PROVISION FOR LOAN LOSSES	31	66	-	6

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,169	2,557	1,154	849

OTHER INCOME
Service charges on deposit accounts	103	102	37	30
Other operating income	144	156	47	50
Gain on sale of loans	2	79	2	-
Gain on sale of securities	1	41	-	7
TOTAL OTHER INCOME	250	378	86	87

OTHER EXPENSE
Salaries and employee benefits	1,544	1,442	506	498
Occupancy and equipment expense	502	459	161	155
Other operating expenses	703	692	247	253
Loss from accounting errors	475	-	-	-
TOTAL OTHER EXPENSE	3,224	2,593	914	906

INCOME BEFORE INCOME TAXES	195	342	326	30

INCOME TAX EXPENSE	40	104	120	7

NET INCOME	155	238	206	23
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gain (loss) arising during period, net of income tax	(518)	(49)	(420)	105
COMPREHENSIVE (LOSS)/INCOME	$(363)	$189	(214)	$128

Weighted average number of shares outstanding	1,536,761	1,449,030	1,536,761	1,449,030
Earnings per share, basic and diluted	$0.10	$0.16	$0.13	$0.02
Dividends per share	$0.09	$0.06	$0.03	$0.03
See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(In thousands)
	2008	2007
	Restated
Operating Activities:
Net income	$155	$238
Items not requiring (providing) cash
Depreciation	192	206
Provision for loan losses	31	66
Amortization of securities (net of accretion)	15	11
(Decrease) increase in cash surrender value of life insurance	(2)	24
Net realized gain on securities	(1)	(41)
Net realized gain on sale of bank premise and equipment	(2)	-
Net realized gain on other real estate owned	-	(6)
Net realized gain on sale of loans	(2)	(79)
Changes in:
Accrued interest income and other assets	(212)	(566)
Accrued interest expense and other liabilities	151	258
Net Cash Provided by Operating Activities	325	111

Investing Activities:
Purchase bank premises and equipment	(137)	(77)
Proceeds from sale of bank premises and equipment	11	-
Proceeds from sale of other real estate owned	100	427
Purchase of securities “available for sale”	(9,724)	(223)
Sale of securities “available for sale”	28	213
Federal funds sold, net	(4,230)	-
Redemptions of securities “available for sale”	940	-
Redemptions of mortgage-backed securities “available for sale”	1,079	701
Net sale of restricted stock	279	14
Net increase in loans to customers	(2,544)	(3,681)
Proceeds from sale of loans	776	4,440
Net Cash (Used in) Provided by Investing Activities	(13,422)	1,814

Financing Activities:
Net increase (decrease) in deposits	18,911	(1,295)
Decrease in borrowed funds	(5,879)	(2,746)
Cash dividends paid	(95)	(130)
Net Cash Provided by (Used In) Financing Activities	12,937	(4,171)
Net Decrease in Cash and Cash Equivalents	(160)	(2,246)

Cash and Cash Equivalents, January 1	$3,178	$4,116
Cash and Cash Equivalents, September 30	$3,018	$1,870

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$2,493	$3,072
Income taxes	116	64

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

3.             Loans

	September 30, 2008	December 31, 2007
	(In thousands)
	Restated
Real estate mortgages:
Construction and land development	$409	$154
Residential, 1 – 4 family	45,789	45,593
Residential, multi-family	1,409	1,446
Commercial	46,005	41,685
Total real estate mortgages	93,612	88,878
Commercial	922	2,157
Consumer	5,644	7,383
Total loans	100,178	98,418
Allowance for loan loss	1,192	1,171
Total loans, net	$98,986	$97,247

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

5.           Earnings Per Share- As Restated

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).   Diluted earnings per share includes common shares issuable upon exercise of employee stock options as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Numerator	$155,000	$238,000	$206,000	$23,000
Denominator
Basic shares outstanding	1,536,761	1,449,030	1,536,761	1,449,030
Effective of dilutive shares	728	1,092	728	1,092
Diluted shares outstanding	1,537,489	1,450,122	1,537,489	1,450,122

Earnings per share
Basic	$0.10	$0.16	$0.13	$0.02
Diluted	$0.10	$0.16	$0.13	$0.02

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

10.           Restatement of Previously Issued Financial Statements

Subsequent to the original filing of the Company's September 30, 2008 Form 10-Q, management concluded that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts. Upon further review, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008. The Company determined that correction of these errors requires the restatement of the consolidated balance sheet as of September 30, 2008 and the consolidated statement of income for the three months ended September 30, 2008 as follows:

(in thousands, except per share data)	As Previously Reported	As Corrected	Effect of Change

As of September 30, 2008

Consolidated Balance Sheets
Loans, net	$99,461	$98,986	$(475)
Deferred income taxes	732	930	198
Total assets	135,530	135,253	(277)
Retained earnings	8,032	7,755	(277)
Total stockholders equity	20,002	19,725	(277)

Total liabilities and stockholders equity	135,530	135,253	(277)

For the nine months ended September 30, 2008

Consolidated Statements of Income
Loss due to accounting errors	$0	$475	475
Total other expense	2,749	3,224	475
Income/(loss) before income taxes	670	195	(475)
Income tax expense/(benefit)	238	40	(198)
Net income/(loss)	432	155	(277)
Comprehensive income/(loss)	(86)	(363)	(277)
Earnings/(loss) per share, basic and diluted	0.28	0.10	(0.18)

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Financial Condition- As Restated

The Company’s total assets increased $12.8 million, or 10.4%, to $135.3 million at September 30, 2008 from $122.5 million at December 31, 2007.  The increase was the result of purchasing investment securities, increasing our federal funds sold position and an increase in net loans. Asset growth during the period was funded by an increase in deposits.

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

Net loans increased $1.8 million, or 1.8%, to $99.0 million at September 30, 2008, from $97.2 million at December 31, 2007. The bank sold $750,000 of residential mortgages during the third quarter of 2008 to alleviate interest rate risk associated with individual mortgages and reinvested the funds in commercial loans. Our commercial loan portfolio increased $4.3 million, or 10.3%, to $46.0 million at September 30, 2008, from $41.7 million at December 31, 2007.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $191,000 at September 30, 2008, compared to $378,000 at December 31, 2007.  The improvement was in non-accruing residential mortgages which decreased by $187,000.  The ratio of the Bank’s allowance for loan losses to total loans was 1.19% at September 30, 2008, unchanged from 1.19% at December 31, 2007. The ratio of the Bank’s allowance for loan losses to non performing loans was 624.1% at September 30, 2008 and 309.8% at December 31, 2007.

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

Results of Operations- As Restated

Comparison of the Three and Nine Month Periods Ended September 30, 2008 and 2007

Net income for the third quarter of 2008 increased $183,000, or 795.7%, to $206,000, compared to $23,000 in 2007. Net income for the nine months ended September 30, 2008 decreased $83,000, or 34.9%, to $155,000 compared to $238,000 in 2007.  Net income for the nine month period was adversely impacted by a pre-tax charge of $475,000 resulting from accounting errors within the Bank’s primary correspondent bank account.

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

For the nine months ended September 30, other income decreased $128,000, or 33.9%, to $250,000 in 2008 from $378,000 in 2007, due to a larger gain recognized in 2007 on the sale of loans and securities. Total other expenses increased $631,000, or 24.3%, to $3.2 million in 2008 from $2.6 million in 2007.  Salaries and employee benefits increased $102,000 or 7.3%, to $1.5 million in 2008 from $1.4 million in 2007, due to increases in employee benefits and costs related to our stock award program. Occupancy and equipment expense increased $43,000, or 9.4%, to $502,000 in 2008 from $459,000 in 2007, while other operating expenses increased $11,000, or 1.6%, to $703,000 in 2008 from $692,000 in 2007.  Negatively impacting total other expense was $475,000 in losses due to accounting errors.

Applicable taxes for the third quarter increased $113,000 to $120,000 in 2008 from $7,000 in 2007. For the nine months ended September 30, 2008, taxes decreased $64,000 or 61.5%, to $40,000 in 2008 from $104,000 in 2007, largely due to the decrease in federal and state taxable income.

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

North Penn Bank’s capital ratios at September 30, 2008 and December 31, 2007 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At September 30, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,232	15.59%	$	≥ 8,327	≥8.0%	$	≥10,409	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,040	14.45%	$	≥ 4,163	≥4.0%	$	≥ 6,245	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,040	11.17%	$	≥ 5,384	≥4.0%	$	≥ 6,730	≥5.0%
Risk-Weighted Assets:	$104,086
Average Assets:	$134,594
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital September 30, 2008		$14,980
Plus: Unrealized Gain/Loss on Investments		(426)
Less: Disallowed Servicing Rights		(365)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital September 30, 2008		$15,040
Plus: Allowance for loan losses		1,192
Total Risk-based Capital September 30, 2008		$16,232

At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	$	≥ 7,695	≥8.0%	$	≥ 9,619	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	$	≥ 3,847	≥4.0%	$	≥ 5,771	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	$	≥ 4,766	≥4.0%	$	≥ 5,958	≥5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007		$15,190
Plus: Unrealized Gain/Loss on Investments		(41)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital December 31, 2007		$15,148
Plus: Allowance for loan losses		1,171
Total Risk-based Capital December 31, 2007		$16,319

Related Parties

The Company does not have any material transactions involving related persons or entities, other than traditional banking transactions, which are made on the same terms and conditions as those prevailing at the time for comparable transactions with unrelated parties.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures-As Restated

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At September 30, 2008, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation. the Company's Chief Executive Officer and Chief Financial Officer initially concluded that the Company's disclosure controls and procedures were effective. As a result of the restatement described in the Explanatory Note, management has since concluded that the Company did not maintain effective controls to ensure that an employee acting alone cannot record journal entries and reconcile significant accounts.  This control deficiency resulted in intentionally incorrect accounting entries that were not initially identified by the Company’s internal control and that require the restatement of the Company's financial statements for the quarter ended September 30, 2008. Because of this control deficiency, management has reevaluated its assessment for that period and concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2008.

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. As previously reported, no such control enhancements occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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