Form 10-K
period 2008-12-31
North Penn Bancorp Inc
filed 2009-03-31
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-52839

NORTH PENN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 Adams Avenue, Scranton, Pennsylvania	18503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 344-6113

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐      No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐      No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☒

The aggregate market value of the Company’s common stock held by non-affiliates on June 30, 2008, based on the closing price of such stock on that date totaled $8,872,178.

The number of shares of common stock outstanding as of March 15, 2009 was 1,453,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement relating to the 2009 Annual Meeting of Stockholders, to be held on May 26, 2009, are incorporated by reference in Part III.

North Penn Bancorp, Inc.
Form 10-K

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

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include the following:  general economic conditions and changes in interest rates including their impact on capital expenditures; business conditions in the banking industry; the regulatory  environment; rapidly changing technology and evolving banking industry standards; the effect of changes in accounting policies and practices, including increased competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; changes in the Company’s organization, compensation and benefit plans; and similar items.  Additional factors that may affect the Company’s results are discussed in Item 1A. “Risk Factors” in the Company’s annual report or Form 10-K and in other reports filed with the Securities and Exchange Commission.

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

PART I

ITEM 1. BUSINESS

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

As of December 31, 2008, the Bank employed 34 full-time and 11 part-time employees.

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

Executive Officers of the Registrant

Name	Age	Principal Occupation for Past Five Years
Frederick L. Hickman	53	President, Chief Executive Officer and acting Principal Financial Officer of North Penn Bancorp and North Penn Bank.

Thomas J. Dziak	53	Executive Vice President – Senior Lending Officer of North Penn Bancorp and North Penn Bank.

Thomas A. Byrne	48
Senior Vice President – Commercial Lending Officer of North Penn Bancorp and North Penn Bank. Prior to joining North Penn Bank in January of 2005, Mr. Byrne served as a vice president and commercial loan officer at Community Bank & Trust.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.northpennbank.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.  The information on our website shall not be considered as incorporated by reference into this Annual Report on Form 10-K.

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

Consumer Loans

The Bank offers secured consumer loans, including deposit secured loans, auto loans, and indirect auto loans made through new and used car dealers.

The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
		of Total		of Total		of Total
Commercial	$1,796	1.67%	$2,157	2.19%	$1,742	1.81%
Real estate mortgages	100,127	93.34%	88,878	90.31%	83,669	86.91%
Consumer	5,353	4.99%	7,383	7.50%	10,864	11.28%
Total gross loans	107,276	100.00%	98,418	100.00%	96,275	100.00%
Less: allowance for loan losses	1,170		1,171		1,121
Loans, net	$106,106		$97,247		$95,154

The following table sets forth the estimated maturity of the Bank’s loan portfolio as December 31, 2008.  The table does not include prepayments or scheduled principal repayments.

	Within One Year	One-Five Years	Over Five Years	Total
(Dollars in thousands)
Commercial	$162	$420	$1,214	$1,796
Real estate mortgages	5,441	4,245	90,441	100,127
Consumer	273	4,519	561	5,353
Total	$5,876	$9,184	$92,216	$107,276

The following table presents, as of December 31, 2008, the dollar amount of all loans due after December 31, 2009, and whether such loans have fixed or adjustable interest rates.

	Due After December 31, 2009
	Fixed	Adjustable	Total
(Dollars in thousands)
Commercial	$1,634	$-	$1,634
Real estate mortgages	43,137	51,549	94,686
Consumer	5,078	2	5,080
Total	$49,849	$51,551	$101,400

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At December 31, 2008, the Bank had $1.1 million in non-accrual loans.  As of December 31, 2008, for purposes of accounting and reporting in accordance with SFAS 15, the Bank had no significant troubled debt restructuring.  As of December 31, 2008, for purposes of accounting and reporting in accordance with SFAS 114, the Bank had $1.1 million in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the date indicated:

	At December 31,
(Dollars in Thousands)	2008	2007	2006
Non-accrual mortgage loans	$500	$349	$577
Non-accrual commercial loans	572	-	-
Non-accrual consumer loans	35	29	17
Total non-performing loans	1,107	378	594
Foreclosed real estate	-	100	100
Total non-performing assets and delinquent loans	$1,107	$478	$694

For the period ended December 31, 2008, the bank would have received an additional $30,000 in interest income under the original terms of such loans.

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

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

(Dollars in thousands)	2008	2007	2006
Balance at beginning of period	$1,171	$1,121	$1,025
Charge-offs:
Commercial	-	-	-
Real estate mortgages	3	-	1
Consumer	47	45	31
TOTAL	50	45	32
Recoveries:
Commercial	-	-	-
Real estate mortgages	-	-	-
Consumer	18	9	8
TOTAL	18	9	8
Net charge-offs	32	36	24
Provision charged to operations	31	86	120
Balance at end of period	$1,170	$1,171	$1,121

Average loans outstanding, December 31	$101,543	$96,567	$90,038
Loan reserve ratios:
Net loan charge-offs to average loans	0.03%	0.04%	0.03%
Allowance as a percentage of total loans	1.09%	1.19%	1.16%

The following table sets forth the breakdown of the allowance for loan losses by loan category as of December 31 for the year indicated.

	2008		2007		2006
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and land development	$-	0.5%	$-	0.1%	$-	1.2%
Residential, 1-4 family	313	41.9%	310	46.3%	285	44.0%
Residential, multi-family	-	1.1%	-	1.5%	1	2.5%
Commercial real estate	765	49.9%	749	42.4%	652	39.2%
Commercial	-	1.7%	-	2.2%	-	1.8%
Consumer	92	4.9%	112	7.5%	183	11.3%
Total	$1,170	100.0%	$1,171	100.0%	$1,121	100.0%

Securities

Securities, primarily U.S. government agency bonds, mortgage-backed, and municipal bonds, totaled $20.3 million or 14.6% of total assets at December 31, 2008.  The Bank’s securities portfolio is used to assist the Bank in liquidity, asset/liability management and earnings.  Securities can be classified as securities “held-to-maturity” or “available-for-sale.” Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities available-for-sale may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, being included in the Bank’s accumulated other comprehensive income account. At December 31, 2008, accumulated other comprehensive income, a component of shareholders’ equity, was a loss of $460,000.  The Bank classifies all new bond purchases as available-for-sale.

The following tables summarize the composition of our investment portfolio as of the date indicated,

Securities Portfolio

	December 31, 2008 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$3,000	$3,016
Mortgage-backed securities	5,074	5,142
State & political subdivisions	8,529	8,211
Other bonds	3,017	2,866
Total debt securities	$19,620	$19,235
Equity securities	1,371	1,058
Total securities	$20,991	$20,293

	December 31, 2007 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$385	$385
Mortgage-backed securities	4,521	4,480
State & political subdivisions	7,026	7,061
Other bonds	500	500
Total debt securities	$12,432	$12,426
Equity securities	1,071	940
Total securities	$13,503	$13,366

	December 31, 2006 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$385	$378
Mortgage-backed securities	5,391	5,280
State & political subdivisions	7,026	7,077
Other bonds	503	495
Total debt securities	$13,305	$13,230
Equity securities	999	997
Total securities	$14,304	$14,227

The amortized cost and weighted average yield of the Bank’s investment securities at December 31, 2008, by contractual maturity, are reflected in the following table.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2008
	Due in 1 year or less	Due in 1–5 years	Due in 5–10 years	Due after 10 years	Total
(Dollars in thousands)
US Agency securities:
Amortized cost	$-	$3,000	-	-	$3,000
Weighted average yield		3.87%			3.87%
State & political subdivisions
Amortized cost	-	$1,504	$364	$6,660	$8,528
Weighted average yield (1)		4.65%	5.70%	5.38%	5.26%
Mortgage-backed securities
Amortized cost	$849	$2,075	$1, 290	$861	$5,075
Weighted average yield	3.50%	4.16%	4.70%	4.79%	4.29%
Other bonds
Amortized cost	-	$1,984	$1,033	-	$3,017
Weighted average yield		4.51%	6.88%		5.32%
Total amortized cost	$849	$8,563	$2,687	$7,521	$19,620
Total fair value	$849	$8,435	$2,739	$7,212	$19,235
Weighted average yield	3.50%	4.23%	5.67%	5.31%

(1)  Yields on tax-exempt securities were adjusted to a tax-equivalent basis using a 34% rate.

Deposits

Our primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area.  The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable

Distribution of Average Deposits

	Years Ended December 31,
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$7,433	-	$8,437	-	$7,209	-
Interest bearing demand deposits	10,533	1.76%	8,266	1.63%	7,481	1.95%
Savings and money market deposits	37,524	2.19%	18,742	2.32%	18,968	2.12%
Time deposits	42,545	3.90%	49,201	4.57%	51,785	4.09%
Total deposits	$98,035		$84,646		$85,443

Maturities of Time Deposits of $100,000 and Over

The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 2008:

(Dollars in thousands)	Amount	Percent
Three months or less	$1,527	14.02%
Three to six months	3,286	30.17
Six to twelve months	1,614	14.81
Over twelve months	4,466	41.00
Total	$10,893	100.00%

Total deposits were $99.2 million at December 31, 2008 compared to total deposits of $83.7 million at December 31, 2007 and total deposits of $86.7 million at December 31, 2006.  Time deposits totaled $43.7 million at December 31, 2008 compared to $43.3 million at December 31, 2007 and $53.7 million at December 31, 2006.

Short-Term Borrowings

The Bank uses short-term borrowings as a source of liquidity and to meet short-term liquidity needs.  When loan demand exceeds deposit growth, the Bank funds the loans through short-term borrowings from FHLBank of Pittsburgh.  The Bank has a line-of-credit with FHLBank of Pittsburgh for short-term borrowings varying from one day to three years.  Borrowings under this line of credit are secured by qualified assets in the form of a blanket lien.  Interest paid on these short-term borrowings varies based on interest rate fluctuations.  The credit line had a balance of $7.6 million at December 31, 2008 compared to $5.9 million at December 31, 2007 and $9.7 million at December 31, 2006.

The following table sets forth information regarding FHLBank of Pittsburgh overnight advances during the years ended.

(Dollars in thousands)	2008	2007	2006
Maximum amount outstanding at any month end	$7,648	$11,287	$9,741
Average amount outstanding	$1,157	$7,804	$4,651
Weighted average interest rate	1.72%	5.11%	5.20%
Balance outstanding at end of period	$7,648	$5,879	$9,741
Weighted average interest rate at end of period	1.08%	5.13%	5.46%

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

Federal Deposit Insurance.  The bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation.  Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest bearing transaction accounts until December 31, 2009 (the “Transaction Account Guarantee Program”) and all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 (the “Debt Guarantee Program”).  Senior unsecured debt would include, among other things, federal funds purchased and certificates of deposit standing to the credit of a bank.  All eligible institutions participated in the program without cost for the first 30 days of the program.  After November 12, 2008, institutions are assessed at a rate of ten basis points for transaction account balances in excess of $250,000 and at the rate of between 50 and 100 basis points of the amount of debt issued.  Institutions must have opted out of the Temporary Liquidity Guarantee Program by December 5, 2008 if they did not wish to participate.  The bank is not participating in either the Transaction Account Guarantee Program or the Debt Guarantee Program.

The FDIC has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios. Well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and in 2008 were assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV were assessed at annual rates of 10, 28 and 43 basis points, respectively.

For the quarter beginning January 1, 2009, the FDIC has raised the base annual assessment rate for institutions in Risk Category I  to between 12 and 14 basis points while the base annual assessment rates for institutions in Risk Categories II, III and IV would be increased to 17, 35 and 50 basis points, respectively.  For the quarter beginning April 1, 2009 the FDIC has set the base annual assessment rate for institutions in the Risk Category I to between 12 and 16 basis points and the base annual assessment rates for institutions in Risk Categories II, III and IV at 22, 32 and 45 basis points, respectively.  An institution’s assessment rate could be lowered by as much as five basis points based on the ratio of its long-term unsecured debt to deposits or, for smaller institutions based on the ratio of certain amounts of Tier 1 capital to deposits.  The assessment rate would be adjusted for Risk Category I institutions that have a high level of brokered deposits and have experienced higher levels of asset growth (other than through acquisitions) and could be increased by as much as ten basis points for institutions in Risk Categories II, III and IV whose ratio of brokered deposits to deposits exceeds 10% of assets.  An institution’s base assessment rate would also be increased if an institution’s ratio of secured liabilities (including FHLB advances) to deposits exceeds 25%.  The maximum adjustment for secured liabilities for institutions in Risk Categories I, II, III and IV would be 8, 11, 16 and 22.5 basis points, respectively, provided that the adjustment may not increase the assessment rate by more than 50%.

The FDIC has further proposed to collect a special assessment of 20 basis points based on insured deposits as of June 30, 2009.  This special assessment would be payable on September 30, 2009.  The FDIC has also mentioned the possibility of additional special assessments of up to 10 basis points based in subsequent quarters if necessary.

In addition, all insured institutions of the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to finance resolutions of insolvent thrifts.  These assessments, the annual rate for the second quarter of 2009 being 1.04 basis points of insured deposits, will continue until the Financing Corporation bonds mature in 2017.

Regulatory Capital Requirements.  The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System.  At December 31, 2008, we exceeded all regulatory capital requirements and were classified as “well capitalized.”

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

We are also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions.  Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%.  In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas.  We were in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2008.

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

As a member, we are required to purchase and maintain stock in FHLBank of Pittsburgh.   At December 31, 2008, we were in compliance with this requirement.

Loans to One Borrower.  Under Pennsylvania law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts.  An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses.  As of December 31, 2008, our loans-to-one borrower limitation was $2,330,000 and we were in compliance with such limitation.

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

Qualified Thrift Lender Test. In order for the Company to be regulated by the Office of Thrift Supervision as a savings and loan holding company (rather than by the Federal Reserve Board as a bank holding company) the Bank must meet a qualified thrift lender test.  Under the test, the Bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of December 31, 2008, the Bank met the qualified thrift lender test.

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

ITEM 1A.  RISK FACTORS

Our emphasis on commercial lending may expose us to increased lending risks.

At December 31, 2008, $56.4 million, or 52.6%, of our loan portfolio consisted of commercial and multi-family real estate loans and commercial business loans.   These types of loans generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans.  Commercial business loans expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time.  In addition, some of our commercial borrowers have more than one loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values.  Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans.  Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses,  which would reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Future FDIC assessments will hurt our earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 20 basis points of assessable deposits as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings.  In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

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

We rely heavily on our President, Chief Executive Officer and acting principal financial officer, Frederick L. Hickman and our senior executives Thomas J. Dziak and Thomas A. Byrne.  The loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because, as a small community bank, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.  We have employment agreements with Messrs. Hickman, Dziak and Byrne.  We do not maintain key man life insurance for these executives.

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

Average Balance, Interest Income and Expense, Average Yield and Rates

	Years Ended December 31,
	2008			2007			2006
(Dollars in thousands)		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Mortgages	$94,058	$6,248	6.64%	$85,801	$6,086	7.09%	$78,322	$5,537	7.07%
Consumer	6,297	479	7.61	9,017	591	6.55	9,974	670	6.72
Commercial	1,188	95	8.00	1,749	120	6.86	1,742	139	7.98
Total loans	101,543	6,822	6.72	96,567	6,797	7.04	90,038	6,346	7.05

Investment securities:
U.S. government securities	6,383	252	3.95	5,221	220	4.21	6,107	262	4.29
Municipal securities (1)	7,774	440	5.66	7,017	435	6.20	6,956	435	6.25
Other securities	2,279	141	6.19	497	18	3.62	952	44	4.62
Equities	999	42	4.10	969	37	3.82	907	33	3.64
Total securities	17,435	875	5.02	13,704	710	5.18	14,922	774	5.19

Equity securities at cost	827	42	5.08	1,183	75	6.34	-	-	-
Deposits in banks	728	7	0.96	530	18	3.40	1,883	60	3.19
Fed funds sold	4,325	95	2.20	-	-	-	-	-	-
Total interest earning assets	124,858	7,841	6.28	111,984	7,600	6.79	106,843	7,180	6.72

Non-interest earning assets:
Cash and due from banks	1,430			1,821			1,313
Other assets	2,910			5,875			6,564
Less: allowance for loan losses	(1,192)			(1,157)			(1,061)
Total non-interest earning assets	3,148			6,539			6,816
Total assets	$128,006			$118,523			$113,659

Liabilities and stockholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	$10,533	185	1.76	$8,266	135	1.63	$7,481	146	1.95
Savings and money market	37,524	822	2.19	18,742	434	2.32	18,968	403	2.12
Time deposits	42,545	1,661	3.90	49,201	2,248	4.57	51,785	2,118	4.09
Total interest bearing deposits	90,602	2,668	2.94	76,209	2,817	3.70	78,234	2,667	3.41
Other borrowings	13,172	643	4.88	19,761	1,043	5.28	16,651	865	5.19
Total interest bearing liabilities	103,774	3,311	3.19	95,970	3,860	4.02	94,885	3,532	3.72
Total non-interest bearing liabilities	9,099			10,441			7,832
Total liabilities	112,873			106,411			102,717
Stockholders’ equity	15,133			12,112			10,942
Total liabilities and stockholders’ equity	$128,006			$118,523			$113,659
Net interest spread (1)		$4,530	3.09		$3,740	2.77		$3,648	3.00
Net interest margin (1)			3.63			3.34			3.41
Taxable equivalent adjustment		$150			$148			$148
Average earning assets as a percentage of interest bearing liabilities			120.32%			116.69%			112.60%

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

Tax Equivalent Reconciliation

	Years Ended December 31,
	2008		2007		2006
(Dollars in thousands)	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Municipal securities – nontaxable	$290	3.73%	$287	4.09%	$287	4.13%
Tax equivalent adjustment (1)	150		148		148
Municipal securities – tax equivalent	$440	5.66%	$435	6.20%	$435	6.25%

Net interest income – nontaxable	$4,380		$3,592		$3,500
Tax equivalent adjustment (1)	150		148		148
Net interest income – tax equivalent	$4,530		$3,740		$3,648

Interest rate spread – no tax adjustment		2.97%		2.63%		2.86%
Net interest margin – no tax adjustment		3.51%		3.21%		3.28%

(1) The tax equivalent adjustment is based on a tax rate of 34% for all periods presented.

Rate/Volume Analysis

	Year Ended December 31, 2008 Compared to 2007
		Increase (Decrease) Due to
(Dollars in thousands)	Net	Volume	Rate
Interest Income:
Loans	$25	$214	$(189)
Investment securities	165	186	(21)
Equity securities	(33)	(20)	(13)
Deposits in other banks	(11)	12	(23)
Fed funds sold	93	93	-
Total	$239	$485	$(246)

Interest Expense:
Interest bearing demand deposits	$50	$39	$11
Savings and money market deposits	388	410	(22)
Time deposits	(587)	(283)	(304)
Other borrowings	(400)	(326)	(74)
Total	$(549)	$(160)	$(389)
Net Interest Income	$788	$645	$143

Changes in interest due to volume and rate have been allocated by reference to changes in the average balances and the average interest rates of interest earning assets and interest bearing liabilities.

Interest Sensitivity Analysis

	At December 31, 2008 Maturing Or Repricing In:
	Within 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Interest earning assets:
Interest bearing deposits	$43	-	-	-	$43
Investment securities	-	849	8,436	11,008	20,293
Loans	16,297	7,037	40,161	43,781	107,276
Total interest earning assets	$16,340	$7,886	$48,597	$54,789	$127,612

Interest bearing liabilities:
Interest bearing demand	$10,221	-	-	-	$10,221
Money market	11,631	-	-	-	11,631
Savings	-	-	-	26,616	26,616
Time deposits	6,543	17,465	19,692	-	43,700
Borrowed funds	7,648	-	5,000	7,000	19,648
Total interest bearing liabilities	$36,043	$17,465	$24,692	$33,616	$111,816
Period Gap	$(19,703)	$(9,579)	$23,905	$21,173
Cumulative gap	$(19,703)	$(29,282)	$(5,377)	$15,796
Ratio of cumulative gap to total assets	(14.18)%	(21.07)%	(3.87)%	11.36%

Assumptions:
*Adjustable rate loans have been distributed among the categories by repricing dates.
*Mortgage backed investments and loans do not take into account principal prepayments.
*All transaction deposit accounts have been placed into the within three months category as they have no stated maturity and rates will adjust as market rates adjust.
*All savings accounts have been placed in the beyond five years category based upon historical experience.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable as the Company is a smaller reporting company.

ITEM 2.  PROPERTIES

The Bank currently conducts its business through its five full-service banking offices in Scranton, Stroudsburg, Clarks Summit and Effort, Pennsylvania.  The Bank owns all of its offices, except for Clarks Summit, which is subject to a renewable lease that expires in 2011.  The net book value of the land, buildings, furniture, fixtures and equipment owned by the Company was $4,126,000 as of December 31, 2008.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2008, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2008	Dividends	High	Low	Close
First Quarter	$0.03	$9.20	$8.35	$8.50
Second Quarter	$0.03	$9.00	$7.40	$7.40
Third Quarter	$0.03	$8.65	$7.00	$7.75
Fourth Quarter	$0.03	$8.25	$6.95	$7.25

2007	Dividends	High	Low	Close
First Quarter	$0.03	$15.50	$11.05	$15.00
Second Quarter	$0.03	$15.30	$13.95	$14.30
Third Quarter	$0.03	$14.00	$10.30	$11.20
Fourth Quarter	$0.03	$10.26	$8.35	$9.05

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 12, 2009, there were approximately 770 holders of record of our common stock.

Registrar and Transfer Company serves as transfer agent and registrar for our common stock.

The following table provides certain information with regard to shares repurchased by the Company during the fourth quarter of 2008.
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2008 through October 31, 2008	75,500	$8.01	75,500	82,657

November 1, 2008 through November 30, 2008	22,500	$7.28	22,500	60,157

December 1, 2008 through December 31, 2008	5,000	$7.30	5,000	55,157
Total	103,000	$7.81	103,000

(1) On October 1, 2008, the Company announced that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to 10% of the Company’s common stock.

The information under Notes 2 and 19 to the Company’s Consolidated Financial Statements regarding the use of proceeds from the Company’s second-step conversion and the Company’s dividend policy is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Statement of Changes in Financial Condition

General. Our assets increased $16.5 million, or 13.5%, to $139.0 million at December 31, 2008, compared to $122.5 million at December 31, 2007. Asset growth was centered in investment securities and net loans.

Assets.  The net loan portfolio increased approximately $8.9 million, or 9.2%, from $97.2 million at December 31, 2007, to $106.1 million at December 31, 2008. Commercial mortgages increased approximately $11.7 million, or 28.1%, from approximately $41.7 million at December 31, 2007, to $53.4 million at December 31, 2008. Our residential mortgage portfolio decreased $900,000, or 1.9%, to $46.1 million at December 31, 2008, from $47.0 million at December 31, 2007. Consumer loans decreased $2 million from $7.4 million at December 31, 2007 to $5.4 million at December 31, 2008.  The Company has decided to no longer actively pursue the indirect automobile loan market.

The investment portfolio increased approximately $6.9 million, or 51.5%, to $20.3 million at December 31, 2008, from $13.4 million at December 31, 2007.  The majority of the increase was centered in U.S. Agency securities, $3.0 million at December 31, 2008 compared to $385,000 at December 31, 2007, and corporate securities, $2.9 million at December 31, 2008 compared to $500,000 at December 31, 2007.  Obligations of state and political subdivisions increased $1.1 million and equity securities increased $118,000.

The Company realized an increase of $727,000 in the cash surrender value life insurance, from $2.1 million at December 31, 2007 to $2.9 million at December 31, 2008.  This increase is primarily attributable to an additional purchase of $700,000 in bank-owned life insurance.  The tax free yield on bank-owned life insurance for 2008 was 3.78%.  The policies support employee benefit programs.

Deposits. Total deposits increased approximately $15.5 million, or 18.5%, to $99.2 million at December 31, 2008, from $83.7 million at December 31, 2007. Time deposit products, which include certificates of deposit and IRA accounts, increased approximately $400,000, or 0.9%, from $43.3 million at December 31, 2007, to $43.7 million at December 31, 2008.  The Bank has tried to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits, particularly non-interest-bearing deposits. Regular checking decreased $439,000, or 5.9%, from $7.4 million at December 31, 2007, to $7.0 million on December 31, 2008. Money market accounts increased $3.8 million or 48.7% from $7.8 million at December 31, 2007 to $11.6 million at December 31, 2008.  Primarily due to a slight premium rate on regular savings accounts, we recognized an $11.6 million increase, or 77.3% increase from $15.0 million at December 31, 2007 to $26.6 million at December 31, 2008.

Borrowings. As of December 31, 2008, we have two outstanding loans, a line of credit and a letter of credit with FHLBank of Pittsburgh. Our line of credit is available up to $15.0 million at an interest rate equal to the current overnight rate. This line is a source of liquidity which is used to fund our loan demand when deposit volume is inadequate. The net increase in the overnight borrowing was $1.8 million, to $7.7 million at December 31, 2008 from $5.9 million at December 31, 2007.  We have a long term note of $5.0 million with FHLBank which matures on July 18, 2010. The annual percentage rate on this note is 6.19% and carries a prepayment penalty equal to a percentage of the remaining interest payments. The Bank also has a long term note of $7.0 million from the FHLBank of Pittsburgh at a rate of 4.34%, maturing July 13, 2015.  We have a letter of credit in the amount of $6.1 million which is used to support municipal deposits which exceed FDIC insurance coverage.  The cost of this letter of credit was $5,000 in 2008.

Equity. Total stockholders equity decreased by approximately $886,000, or 4.4%, to $19.3 million at December 31, 2008 from $20.2 million at December 31, 2007. Retained earnings increased $163,000, or 2.1%, from $7.7 million at December 31, 2007 to $7.9 million at December 31, 2008.  Accumulated other comprehensive loss increased from ($90,000) to ($460,000).  The other change of significance in stockholders equity is the recording of Treasury stock in the amount of $805,000 as of December 31, 2008.  In 2008, a stock repurchase plan was approved and commenced whereby up to 10% of the company’s common stock will be purchased in the open market.  In 2008, we purchased 103,000 shares at an average net price of $7.81.

Comparison of Results of Operations for the Years Ended December 31, 2008 and 2007

General. For the year ended December 31, 2008, we recorded net income of approximately $354,000 compared to net income of $301,000 for December 31, 2007.

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

Net interest income increased approximately $788,000, or 21.9%, to $4.4 million for the year ended December 31, 2008, compared to $3.6 million for the year ended December 31, 2007. Interest income increased approximately $239,000, or 3.2%, to $7.7 million for the year ended December 31, 2008 from $7.5 million at December 31, 2007.  Interest expense decreased approximately $549,000, or 14.2%, to $3.3 million at December 31, 2008 from $3.9 million at December 31, 2007, due to lower interest rates in deposits and overnight borrowing. Consequently, the interest rate spread increased to 3.09% for the year ended December 31, 2008, compared to 2.77% for 2007. The ratio of average interest-earning assets to average interest-bearing liabilities increased from 116.69% for the year ended December 31, 2007, to 120.32% for the year ended December 31, 2008.

Interest Income. Total interest income increased $239,000, or 3.2%, to $7.7 million at December 31, 2008 compared to $7.5 million for the year ended December 31, 2007.  The increase was primarily the result of a $214,000 increase in income on investments and slightly higher loan income from greater average volumes.

Total loan income for the year ended December 31, 2008 was $6.8 million, a minimal change from loan interest income for 2007.  The loan portfolio yield decreased to 6.72% for the year ended December 31, 2008, from 7.04% for 2007.  Average loan balance increased $4.9 million, or 5.1%, to $101.5 million for the year ended December 31, 2008, from $96.6 million for the year ended December 31, 2007.  Average real estate loan products showed the greatest increase, from $85.8 million for the year ended December 31, 2007, to $94.1 million for the year ended December 31, 2008.  The average balances of both consumer and commercial loans decreased from the previous period.

Total investment securities and interest bearing deposit income increased $214,000, or 32.7%, for the year ended December 31, 2008, totaling $869,000 for the year ended December 31, 2008 versus $655,000 for the year ended December 31, 2007. The increase represents significantly higher security volumes.

Interest Expense. Interest expense for the year ended December 31, 2008 totaled $3.3 million. This represents a decrease of $549,000, or 14.2%, for the year compared to $3.9 million in 2007.  Average time deposit volumes decreased $6.7 million, or 13.6%, to $42.5 million for the year ended December 31, 2008, from $49.2 million for the year ended December 31, 2007.  The cost of time deposits decreased 67 basis points for the year ended December 31, 2008, from 4.57% for the year ended December 31, 2007 to 3.90%. Savings and money market interest expense increased $388,000, or 89.4%, to $822,000 for the year ended December 31, 2008, from $434,000 for the year ended December 31, 2007.  For the year ended December 31, 2008, the average balances on interest-bearing customer deposits increased $14.4 million, or 18.9%, to $90.6 million from $76.2 million for the year ended December 31, 2007.

The FHLBank of Pittsburgh average advance balance decreased $6.6 million, or 33.3%, to $13.2 million at December 31, 2008 from $19.8 million for the year ended December 31, 2007.  The interest paid on these advances decreased $400,000, or 38.4%, from $1.0 million for the year ended December 31, 2007 to $643,000 for the year ended December 31, 2008. The decrease was the result of lower volumes and costs of overnight borrowing.

Provisions for Loan Losses; Allowance for Loan Losses.  We recorded a provision for loan loss in the amount of $31,000 for the year ended December 31, 2008. The provision recorded for the year 2007 was $86,000. The allowance for loan losses as a percent of total loans was 1.09% at December 31, 2008, compared to 1.19% at December 31, 2007. Management establishes the allowance for loan losses at an amount believed to be adequate to cover known identifiable loan losses as well as any estimated losses inherent in the portfolio that are probable but that cannot be specifically identified.

The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated.  The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	At December 31,
	2008	2007	% Change
(Dollars in thousands)
Nonaccrual loans	$1,107	$378	192.86%
Other real estate owned	-	100	(100.0)%

Total nonperforming assets	$1,107	$478	131.59%
Total nonperforming loans to total loans	1.03%	0.38%	171.05%
Total nonperforming loans to total assets	0.80%	0.31%	158.06%
Total nonperforming assets to total assets	0.80%	0.39%	105.13%

Other Income. The following table summarizes other income for the years ended:

	Year Ended December 31,
Other Income	2008	2007	% Change
(Dollars in thousands)
Service charges & fees	$233	$228	2.19%
Gain from real estate operations	1	6	(83.33)%
Increase in cash surrender value of life insurance	95	90	5.56%
Other operating income	6	18	(66.67)%
Gain on sale of loans	2	79	(97.47)%
Gain on sale of equity investments	1	52	(98.08)%
Total	$338	$473	(28.54)%

Other income for the year ended December 31, 2008, totaled $338,000, which was a decrease for the year of $135,000 compared to 2007, which totaled $473,000.   Of this decrease, $128,000 relates to substantially less gain on the sale of loans and equity investments.

Other  Expenses.  The following table summarizes noninterest expenses for the years ended:

	Year Ended December 31,
Other Expense	2008	2007	% Change
(Dollars in thousands)
Directors’ fees	$116	$97	19.59%
Correspondent bank charges	30	47	(36.17)%
Contributions	22	6	266.67%
Advertising	46	76	(39.47)%
Insurance	41	48	(14.58)%
Professional services	173	159	8.81%
Consulting fees	117	49	138.78%
Postage and office supplies	103	84	22.62%
ATM Expense	65	58	12.07%
FDIC Insurance	14	10	40.00%
BOLI Expense	43	68	(36.76)%
Dues & Subscriptions	5	16	(68.75)%
Telephone	52	44	18.18%
O.R.E. Expense	-	16	(100.00)%
Other expense	153	143	6.99%
Total other expense	$980	$921	6.41%

Other expenses increased approximately $594,000, or 16.56%, to $4.2 million for the year ended December 31, 2008, compared to $3.6 million for the year ended December 31, 2007.

Consulting fees increased $68,000, or 138.78%, and professional services increased $14,000, or 8.81%, for the year ended December 31, 2008. The majority of these expenses were increased fees associated with strategic planning, auditing and compliance-related initiatives.

Salaries and employee benefits represented 49.04% and 56.11% of total noninterest expense for the years ended December 31, 2008 and 2007, respectively. Salaries and employee benefits increased $38,000 for the year ended December 31, 2008, to $2.1 million from $2.0 million for 2007.   The increase in expense reflects cost of living adjustments for our staff.

The loss from accounting errors negatively impacted total other expense in the pretax amount of $475,000. Management of the Company believes that investors’ understanding of the Company’s performance is enhanced by disclosing non-GAAP financial measures without the effect of the loss as a reasonable basis for comparison of the Company’s ongoing results of operations. These non-GAAP measures should not be considered a substitute for GAAP-basis measures and results. Our non-GAAP measures may not be comparable to non-GAAP measures of other companies. The following Non-GAAP Reconciliation Schedule provides a reconciliation of these non-GAAP financial measures to the most closely analogous measure determined in accordance with GAAP.

NON-GAAP RECONCILIATION SCHEDULE
NORTH PENN BANCORP, INC.
(unaudited)
(in thousands)

For the Year Ended December 31, 2008
Net interest income after provision for loan losses	$4,349
Other income	338
Other expense	(4,180)
Income tax expense	(153)
Net income	354

Adjustments
Other expense
Loss from accounting errors	475
Income tax expense	(198)
After tax adjustments to GAAP	277
Adjusted net income	$631

Income taxes. The Bank recorded income tax expense for the year ended December 31, 2008 of $153,000, compared to an income tax expense of $92,000 for the year ended December 31, 2007.  This increase reflects the tax expense needed due to the $114,000, or 29.0% increase in pre-tax earnings.

ITEM 7A.   QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
North Penn Bancorp, Inc.
Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheets of North Penn Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Penn Bancorp, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of North Penn Bancorp Inc.'s internal control over financial reporting as of December 31, 2008 included in Item 9A(T) and, accordingly, we do not express an opinion thereon.

/s/ McGrail Merkel Quinn
& Associates

Scranton, Pennsylvania
March 27, 2009

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2008 and 2007

(In thousands, except per share amounts)	2008	2007
ASSETS
Cash and due from banks	$1,604	$3,071
Interest bearing deposits at other financial institutions	43	107
Total cash and cash equivalents	1,647	3,178
Federal Funds sold	627	-
Investment securities, available for sale	20,293	13,366
Equity securities at cost, substantially restricted	1,090	1,060
Loans, net of allowance for loan losses of $1,170 in 2008 and $1,171 in 2007	106,106	97,247
Loans held for sale	684	-
Bank premises and equipment, net	4,126	4,159
Accrued interest receivable	676	695
Cash surrender value of life insurance	2,864	2,137
Deferred income taxes	657	466
Other real estate owned	-	100
Other assets	220	124
TOTAL ASSETS	$138,990	$122,532

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,985	$7,424
Interest bearing	92,168	76,259
Total deposits	99,153	83,683
Other borrowed funds	19,648	17,879
Accrued interest and other liabilities	891	786
TOTAL LIABILITIES	119,692	102,348

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 20,000,000 shares; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 1,581,571 shares issued in 2008 and 2007; outstanding: 1,478,571 in 2008 and 1,581,571 in 2007	158	158
Additional paid-in capital	13,480	13,433
Retained earnings	7,905	7,742
Unearned ESOP shares	(980)	(1,059)
Accumulated other comprehensive loss	(460)	(90)
Treasury stock – at cost, 103,000 shares in 2008	(805)	-
TOTAL STOCKHOLDERS’ EQUITY	19,298	20,184
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,990	$122,532

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years ended December 31, 2008 and 2007

(In thousands, except per share amounts)
	2008	2007
INTEREST INCOME
Interest on loans	$6,822	$6,797
Interest and dividends on investments	869	655
Total interest income	7,691	7,452
INTEREST EXPENSE
Interest on deposits	2,668	2,817
Interest on borrowed funds	643	1,043
Total interest expense	3,311	3,860

NET INTEREST INCOME	4,380	3,592

PROVISION FOR LOAN LOSSES	31	86

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,349	3,506

OTHER INCOME
Gain on sale of securities	1	52
Gain on sale of other real estate owned	1	6
Gain on sale of loans	2	79
Service charges and fees	233	228
Other income	101	108
TOTAL OTHER INCOME	338	473

OTHER EXPENSE
Salaries and employee benefits	2,050	2,012
Occupancy and equipment expense	675	653
Other expenses	980	921
Loss from accounting errors	475	-
TOTAL OTHER EXPENSE	4,180	3,586

INCOME BEFORE INCOME TAXES	507	393

INCOME TAX EXPENSE	153	92

NET INCOME	$354	$301

Weighted average number of shares outstanding	1,518,560	1,468,869
Earnings per share, basic and diluted	$0.23	$0.20

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2008 and 2007

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accum- ulated Other Comp- rehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2006	$144	$5,870	$7,623	$(460)	$(51)	$-	$13,126
Comprehensive income:
Net income	-	-	301	-	-	-	301
Unrealized losses on securities, net of income taxes	-	-	-	-	(39)	-	(39)
Comprehensive income							262
Second step conversion and public stock offering	14	7,515	-	-	-	-	7,529
Unearned ESOP shares	-	-	-	(680)	-	-	(680)
ESOP shares released	-	16	-	81	-	-	97
Restricted Stock Awards	-	32	-	-	-	-	32
Cash dividend - $0.12 per share	-	-	(182)	-	-	-	(182)

Balance, December 31, 2007	158	13,433	7,742	(1,059)	(90)	-	20,184

Comprehensive income:
Net income	-	-	354	-	-	-	354
Unrealized losses on securities, net of income taxes	-	-	-	-	(370)	-	(370)
Comprehensive income							(16)
ESOP shares released	-	(27)	-	79	-	-	52
Restricted Stock Awards	-	74	-	-	-	-	74
Purchase of treasury stock	-	-	-	-	-	(805)	(805)
Cash dividend - $0.12 per share	-	-	(191)	-	-	-	(191)

Balance, December 31, 2008	$158	$13,480	$7,905	$(980)	$(460)	$(805)	$19,298

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

(In thousands)	2008	2007
Operating Activities:
Net income	$354	$301
Items not requiring (providing) cash
Depreciation	259	280
Provision for loan losses	31	86
Amortization of securities (net of accretion)	19	13
Increase in cash surrender value of life insurance	(25)	(43)
Net realized gain on securities	(1)	(52)
Net realized gain on sale of bank premises and equipment	(2)	-
Net realized gain on other real estate owned	(1)	(6)
Net realized gain on sale of loans	(2)	(79)
Deferred income tax expense	-	(28)
ESOP expense	52	97
Changes in:
Accrued interest income and other assets	(77)	(49)
Accrued interest expense and other liabilities	179	(48)
Net Cash Provided by Operating Activities	786	472

Investing Activities:
Purchase bank premises and equipment	(235)	(97)
Proceeds from sale of bank premises and equipment	11	-
Proceeds from sale of other real estate owned	100	427
Sale of securities “available for sale”	28	264
Purchase of securities “available for sale”	(9,860)	(284)
Redemptions of securities “available for sale”	940	-
Redemptions of mortgage-backed securities “available for sale”	1,387	860
Federal funds sold, net	(627)	-
(Purchase) redemption of restricted stock	(30)	176
Net increase in loans to customers	(10,348)	(6,961)
Proceeds from sale of loans	776	4,440
Purchase of life insurance policies	(702)	-
Net Cash Used in Investing Activities	(18,560)	(1,175)

Financing Activities:
Net increase (decrease) in deposits	15,470	(3,063)
Net increase (decrease) in short term borrowings	1,769	(3,862)
Net proceeds of public stock offering	-	7,547
Common stock acquired by ESOP	-	(680)
Treasury stock purchased	(805)	-
Cash dividends paid	(191)	(177)
Net Cash Provided by (Used in) Financing Activities	16,243	(235)
Net decrease in Cash and Cash Equivalents	(1,531)	(938)

Cash and Cash Equivalents, January 1	$3,178	$4,116
Cash and Cash Equivalents, December 31	$1,647	$3,178

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$3,272	$3,723
Income taxes	146	98

Non-cash investing and financing activities:
Transfer from loans to other real estate owned	-	421

See notes to consolidated financial statements.

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

Emerging Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. The Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under the Statement, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis for which delayed application is permitted until the Company’s year beginning January 1, 2009.

The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS No. 141 (R)) and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, and Amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.

The effects of SFAS No. 141 (R) on the Company’s financial statements will depend on the nature and significance of any acquisitions subject to SFAS No. 141 (R).  The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, or the Company’s quarter ending March 31, 2009. As this pronouncement is only disclosure-related, the Company does not anticipate that SFAS No. 161 will have an impact on its financial position and results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 on the Company will depend on the size and nature of acquisitions on or after January 1, 2009.

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP FAS 132(R)-1). FSP FAS 132(R)-1 requires more detailed disclosures about employers’ plan assets in a defined benefit pension or other postretirement plan, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and inputs and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 also requires, for fair value measurements using significant unobservable inputs (Level 3), disclosure of the effect of the measurement on changes in plan assets for the period. The disclosures about plan assets required by FSP FAS 132(R)-1 must be provided for fiscal years ending after December 15, 2009. As this pronouncement is only disclosure-related, the Company does not anticipate that FAS 132 (R)-1 will have an impact on its financial position and results of operations.

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

Federal Home Loan Bank Stock

The FHLBank of Pittsburgh (FHLB) stock is a required investment for membership in FHLB with the level of investment determined annually.  Its marketability is limited to resale to the FHLB or another member.  The Company does not foresee any circumstances that would require the liquidation of this security.  The balance of the investment was $1,053,000 and $1,023,000 at December 31, 2008 and 2007, respectively.  The FHLB suspended its stock repurchase and dividend payments during December, 2008.  Based on current financial information available, management does not believe the FHLB stock is impaired as of December 31, 2008.

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

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure.  Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value.  Additional costs associated with holding the properties are expensed as incurred.  The balance of foreclosed real estate was $100,000 at December 31, 2007. This real estate property was sold at the end of January, 2008 and there was no foreclosed real estate at December 31, 2008.

Long-Lived Assets

The Company reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts of the assets might not be recoverable, as prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Treasury Stock

Stock held in treasury is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders’ equity.  The cost basis for subsequent sales of treasury shares is determined using a first-in, first-out method.

Postretirement Employee Benefits

The Company provides postretirement benefits in the form of term life insurance and health insurance coverage for a limited period of time.  The costs are funded as incurred and are not significant to the accompanying financial statements.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2008 were $46,000 compared to $76,000 for the year ended December 31, 2007.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company does not have any unrecognized tax benefits at December 31, 2008 and 2007 or during the years then ended.  No unrecognized tax benefits are expected to arise within the next twelve months.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income.  No interest or penalties for income taxes were recognized during the years ended December 31, 2008 and 2007.

Cash Flows

For purposes of the Statements of Cash Flows, cash and due from banks include cash on hand and demand deposits at other financial institutions (including cash items in process of clearing).  Cash flows from loans and deposits are reported net.

The Company may, from time to time, maintain correspondent bank balances in excess of $250,000 each.  Management is not aware of any evidence that would indicate that such deposits are at risk.

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).   Diluted earnings per share includes common shares issuable upon exercise of employee stock options (Note 10) as follows:

December 31, 2008	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$354,000	1,518,560	$0.23
Options includable	-	101	-
Diluted EPS	$354,000	1,518,661	$0.23

December 31, 2007	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$301,000	1,468,869	$0.20
Options includable	-	829	-
Diluted EPS	$301,000	1,469,698	$0.20

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

Note 3 - Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows (in thousands):

	2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
U.S. Agency securities	$3,000	$16	$-	$3,016
Mortgage-backed securities	5,074	68	-	5,142
State & political subdivisions	8,529	20	338	8,211
Other bonds	3,017	38	189	2,866
Total debt securities	19,620	142	527	19,235
Equity securities	1,371	11	324	1,058
Total available-for-sale	$20,991	$153	$851	$20,293

	2007
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
U.S. Agency securities	$385	$-	$-	$385
Mortgage-backed securities	4,521	-	41	4,480
State & political subdivisions	7,026	37	2	7,061
Other bonds	500	-	-	500
Total debt securities	12,432	37	43	12,426
Equity securities	1,071	22	153	940
Total available-for-sale	$13,503	$59	$196	$13,366

The amortized cost and fair value of debt securities at December 31, 2008, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$849	$849
Due after one year through five years	8,563	8,435
Due after five years through ten years	2,687	2,739
Due after ten years	7,521	7,212
Total debt securities	$19,620	$19,235

Proceeds from sales of available-for-sale securities totaled $28,000 and $264,000 during 2008 and 2007, respectively.  Gross gains realized from the sale of securities totaled $1,000 and $52,000 for the years ended December 31, 2008 and 2007, respectively.

Securities available-for-sale with amortized costs and fair values of $12,726,000 and $12,395,000 at December 31, 2008 and $4,750,000 and $4,740,000, at December 31, 2007 were pledged as collateral on public deposits with the FHLBank of Pittsburgh.

The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2008 and 2007 are as follows (in thousands):

December 31, 2008	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State & political subdivisions	6,678	338	-	-	6,678	338
Other bonds	1,795	189	-	-	1,795	189
Equity securities	490	87	454	237	944	324
Total	$8,963	$614	$454	$237	$9,417	$851

December 31, 2007	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	574	3	3,372	38	3,946	41
State & political subdivisions	434	2	-	-	434	2
Other bonds	-	-	-	-	-	-
Equity securities	366	66	344	87	710	153
Total	$1,374	$71	$3,716	$125	$5,090	$196

The table at December 31, 2008 includes 40 securities that have losses for less than twelve months and 26 securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities  There were no unrealized losses on the Company’s investments in direct obligations of U.S. government agencies at December 31, 2008.

Mortgage-Backed Securities   There were no unrealized losses on the Company’s investments in federal agency mortgage-backed securities at December 31, 2008.

State & Political Subdivisions   The unrealized losses on the Company’s investments in these obligations were caused by market fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be impaired at December 31, 2008.

Other Securities   The unrealized losses on the Company’s investments in these securities were caused by market fluctuations. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be impaired at December 31, 2008.

Equity Securities   The Company’s investment in equity securities consists entirely of bank stocks.  The unrealized losses are from forty bank stocks due to market fluctuation.  The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that evaluation, and the Company’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Note 4 - Loans Receivable

Loans receivable consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Real estate mortgages
Construction and land development	$546	$154
Residential, 1 – 4 family	44,986	45,593
Residential, multi-family	1,147	1,446
Commercial	53,448	41,685
Total real estate mortgages	100,127	88,878
Commercial	1,796	2,157
Consumer	5,353	7,383
Total loans	107,276	98,418
Allowance for loan losses	1,170	1,171
Total loans, net	$106,106	$97,247

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2008, the loans-to-one-borrower limitation was $2,330,000.  At December 31, 2008, there were no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.

The Bank lends primarily to customers in its local market area.  Most loans are mortgage loans, which include loans secured by commercial and residential real estate and construction loans.  Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2008 and 2007, mortgage loans totaled $100,127,000 and $88,878,000 respectively.  Mortgage loans represent 93.3% of total gross loans at December 31, 2008 and 90.3% of total gross loans at December 31, 2007.

Nonaccrual loans represent loans, which are ninety days or more in arrears or in the process of foreclosure.  These loans totaled approximately $1,107,000 and $378,000 at December 31, 2008 and 2007, respectively.  The allowance for loan losses allocated to impaired loans was $42,000 and $9,000 at December 31, 2008 and 2007, respectively.  Additional interest income that would have been earned under the original terms of such loans would have amounted to $30,000 and $23,000 for the years ended December 31, 2008 and 2007, respectively.

The following is a summary of the activity of the allowance for loan losses (in thousands):

	2008	2007
Balance, beginning of year	$1,171	$1,121
Provision for loan losses	31	86
Recoveries	18	9
Loans charged-off	(50)	(45)
Balance, end of year	$1,170	$1,171

Note 5 – Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others was $5,147,000 at December 31, 2008 and $6,075,000 at December 31, 2007.

Note 6 - Premises and Equipment, Net

Premises and equipment at December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Land and improvements	$1,297	$1,200
Building and improvements	5,320	5,320
Leasehold improvements	158	158
Furniture and equipment	2,275	2,191
	9,050	8,869
Less: Accumulated depreciation and amortization	4,924	4,710
Premises and equipment, net	$4,126	$4,159

Depreciation expense was $259,000 and $280,000 for the years ended December 31, 2008 and 2007, respectively.

Note 7 - Cash Surrender Value Of Life Insurance

The Company has purchased bank owned life insurance (BOLI) policies on certain directors and officers.  These policies are intended to fund benefits payable under future management incentive plans.

Note 8 - Deposits

Deposits consist of the following major classifications at December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Amount	% of total deposits	Amount	% of total deposits
Non-interest checking	$6,985	7.0%	$7,424	8.9%
Interest checking	10,221	10.3	10,153	12.1
Money market	11,631	11.7	7,816	9.3
Savings	26,616	26.9	14,953	17.9
Time deposits	43,700	44.1	43,337	51.8
Total	$99,153	100%	$83,683	100%

Time deposit accounts of $100,000 and over totaled approximately $10,893,000 at December 31, 2008. Time deposit accounts of $100,000 and over totaled approximately $9,766,000 at December 31, 2007.

At December 31, 2008 and 2007, scheduled maturities of time deposits were as follows:

Maturing in:	2008	2007
One Year	$24,008	$36,228
Two Years	15,053	3,472
Three Years	2,081	2,461
Four Years	1,752	542
Five Years	806	634
Thereafter	-	-
Total	$43,700	$43,337

Interest expense on deposits consisted of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Interest checking	$185	$134
Money market	245	268
Savings	577	167
Time deposits	1,661	2,248
	$2,668	$2,817

Note 9 – Other Borrowings

Short-Term Borrowings

The Company has a line of credit with the FHLB for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.

At December 31, 2008, the Company borrowed $7,648,000 in overnight funds with interest at .59%, which also represents the Company’s maximum borrowing outstanding at any month-end during the year. The average amount outstanding for the year ended December 31, 2008 amounted to $1,157,000 and the average interest rate was 1.72%.

At December 31, 2007, the Company borrowed $5,879,000 in overnight funds with interest at 3.81%.  The Company’s maximum overnight borrowing outstanding at any month-end during the year was $11,287,000. The average amount outstanding for the year ended December 31, 2007 amounted to $7,804,000 and the average interest rate was 5.11%.

Term Borrowings

The Company also has two term loans from the FHLB.  One is a $5 million term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010.  The loan requires monthly interest payments, with the principal due at maturity. The other loan is $7 million issued in July of 2005 and matures July of 2015.  The interest rate is fixed at 4.34%, for two years, at which time the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00% (0.11% as of December 31, 2008).  Interest is due quarterly and the principal is due at maturity.

All of the above borrowings are secured by the Company’s mortgages.

The Company’s collateralized maximum borrowing capacity with FHLBank of Pittsburgh was $60,802,000 as of December 31, 2008.

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

For the Plan year ending June 30, 2008 and 2007, the required contributions due were $94,000 and $138,000, respectively.

The Fund covers all employees who have met the stated age and service requirements.  A benefit formula provides for retirement benefits that are calculated as a percentage of salary during their working career, as defined.  More details can be found in the plan document.

In February, 2009, the Board voted to freeze the defined benefit plan as of April 1, 2009. After that date, no further benefits will accrue in the plan.

401(k) Plan

The Bank also sponsors a 401(k) Plan (the Plan).  The Plan covers all employees who meet age and service requirements.  Participants in the Plan are permitted to make contributions up to 20% of their compensation.  The Company will match 50% of the participants’ contributions, not to exceed 6% of monthly compensation.  Employer contributions to the Plan amounted to $26,000 and $22,000 for the years ended December 31, 2008 and 2007, respectively.

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

For the year ended December 31, 2008, compensation expense amounted to $52,000.  At December 31, 2008, total ESOP shares amounted to 125,830, with 25,241 shares allocated and 100,589 shares unearned.  The fair value of unearned shares amounted to $729,000 at December 31, 2008.

For the year ended December 31, 2007, compensation expense amounted to $88,000.  At December 31, 2007, total ESOP shares amounted to 125,830 with 17,166 shares allocated and 108,664 shares unearned.  The fair value of unearned shares amounted to $983,000 at December 31, 2007.

Supplemental Executive Retirement Plan

Effective July 1, 2004, the Company established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. The Company expensed $31,000 and $56,000 for the years ended December 31, 2008 and 2007 respectively on the accompanying financial statements.  No contributions were made to the plan in 2008 and 2007, and the Company does not plan to make any contribution in 2009.

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

Stock Grants. Restricted stock grants totaling 5,323 shares were awarded on September 26, 2006 having a fair value of $54,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest. During 2008, 874 shares vested at fair value of $9,000.

Restricted stock grants totaling 20,994 shares were awarded on May 28, 2008 having a fair value of $173,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.  Compensation expense for all stock grants was $31,000 in 2008.

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

An additional set of stock options covering 34,997 shares were awarded on May 28, 2008. The option awards were granted with an exercise price equal to the average price of the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing May 28, 2009. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.18 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$0.12
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	10 years

During the year ended December 31, 2008, the Company recorded options expense of $43,000 included in “Salaries and employee benefits” on the accompanying financial statements. As of December 31, 2008, there was approximately $341,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted - Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding, January 1, 2008	33,250	$10.19	-
Granted	34,997	$8.25	-
Exercised	-	-	-

Forfeited or expired	(5,368)	$10.16	-
Outstanding, December 31, 2008	62,879	$9.11	8.7
Exercisable, December 31, 2008	10,799	$10.19	7.7

	Stock Options		Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2008	27,354	$3.83	4,258	$10.21
Granted	34,997	$3.18	20,994	$8.25
Vested	(5,777)	$3.84	(874)	$10.21
Forfeited	(4,494)	$3.71	(1,386)	$9.33
Nonvested, December 31, 2008	52,080	$3.40	22,992	$8.47

Note 12 – Other Operating Income and Other Operating Expense

(in thousands)	2008	2007
Other Operating Income
Cash surrender value of life insurance	95	90
Other income	6	18
Total other operating income	$101	$108

Other Operating Expense
Directors’ fees	$116	$97
Correspondent bank charges	30	47
Contributions	22	6
Advertising	46	76
Insurance	41	48
Professional services	173	159
Consulting fees	117	49
Postage and office supplies	103	84
Other expense	332	355
Total other operating expense	$980	$921

Note 13 - Income Taxes

The Company and its subsidiary file a consolidated Federal income tax return.  North Penn Bancorp, Inc. and Norpenco, Inc. each file a Pennsylvania corporate tax report and North Penn Bank files a Pennsylvania Mutual Thrift Earnings Report.

Retained earnings at December 31, 2008 and 2007, included approximately $1.2 million representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with Accounting Principles Board Statement No. 23.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates.  The unrecorded deferred income tax liability related to this at 34% was $423,000 at December 31, 2008 and 2007. The Company’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.

Total income tax expense (benefit) for the years ended December 31, 2008 and 2007, is as follows (in thousands):

	2008	2007
Federal:
Currently payable	$86	$76
Deferred tax benefit	-	(28)
Total Federal taxes	86	48

State:
Currently payable	67	44
Deferred tax expense	-	-
Total State taxes	67	44
Total income tax expense	$153	$92

A reconciliation of income taxes at statutory rates (34% for both years) to applicable income taxes reported in the Consolidated Statements of Income is as follows (in thousands):

	2008	2007
Tax expense at statutory rate on pretax income	$172	$134
Cash surrender value increase	(18)	(7)
State income taxes	67	44
Tax exempt interest income	(87)	(82)
Tax effect of other items, net	19	3
Applicable income tax expense	$153	$92
Effective tax rate	30%	23%

Significant deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (dollars in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$354	$354
Contribution carryover	129	129
Unrealized securities losses	238	47
	721	530
Less valuation allowance	(64)	(64)
Total	$657	$466

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

Note 14 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income of ($460,000) and ($90,000) at December 31, 2008 and 2007, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.

A reconciliation of other comprehensive income for the years ended December 31, 2008 and 2007, are as follows (dollars in thousands):

	2008
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(560)	$191	$(369)
Less: Reclassification adjustment for net Gains realized in income	1	-	1
Net unrealized losses	$(561)	$191	$(370)

	2007
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(8)	$3	$(5)
Less: Reclassification adjustment for net Gains realized in income	52	(18)	34
Net unrealized losses	$(60)	$21	$(39)

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

Note 16 - Commitments and Contingencies

Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business.  These financial instruments include commitments to extend credit to meet the financing needs of its customers.  Such commitments have been made in the normal course of business and at current prevailing market terms.  The commitments, once funded, are principally to originate commercial loans and other loans secured by real estate.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  The Company does not anticipate any losses as a result of these transactions.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

Commitments issued to potential borrowers of the Bank at December 31, 2008 and 2007 were as follows (dollars in thousands):

	2008	2007
Fixed-rate commitments	$625	$2,663
Variable/adjustable-rate commitments	4,651	4,507
Total	$5,276	$7,170

Interest rates range from 6.50% to 8.25% for fixed rate commitments at December 31, 2008.

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

Legal Proceedings

At December 31, 2008, the Company was neither engaged in any existing nor aware of any pending legal proceedings.  From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other maters of a similar nature.

Operating lease

The Company has an operating lease for commercial space for its Abington Branch.  The lease commenced upon occupancy in April 1999 for a ten year period with five options to renew for three years each.  The annual lease cost is composed of minimum rent per square foot, plus a proportionate share of certain operating costs and a flat fee for the drive-up/ATM area, plus cost of living adjustments at renewal. The Company has been granted a limited right of first refusal for purchase.

 The future minimum rental commitments under this lease at December 31, 2008 are as follows:

2009	50
2010	50
2011	50
Thereafter	-
Total	$150

Note 17 - Fair Value Disclosures

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

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

Level III:
Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation

Investments available for sale are recorded at fair value on a recurring basis. Loans held for sale are recorded at fair value on a nonrecurring basis based on the lower of cost or market.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis (in thousands):

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,022	$19,235	$36	$20,293

Assets measured at fair value on a nonrecurring basis (in thousands):

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Loans held for sale	$-	$-	$684	$684

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 was as follows (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$1,647	$1,647	$3,178	$3,178
Investments available for sale	20,293	20,293	13,366	13,366
Restricted equity securities	1,090	1,090	1,060	1,060
Loans	107,276	111,291	98,418	99,134
Accrued interest receivable	676	676	695	695
Total financial assets	$130,982	$134,997	$116,717	$117,433

Financial liabilities:
Deposits	$99,153	$99,577	$83,683	$83,738
Other borrowings	19,648	20,701	17,879	17,751
Accrued interest payable	251	251	274	274
Total financial liabilities	$119,052	$120,529	$101,836	$101,763
Off-balance sheet liabilities:
Commitments to extend credit	$-	$-	$-	$-

Note 18 - Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the years ended December 31, 2008 and 2007 (dollars in thousands):

	2008	2007
Beginning balance	$1,334	$922
Additions	647	539
Collections	(654)	(127)
Ending balance	$1,327	$1,334

Note 19 - Dividend Policy

Company

The Company paid a quarterly cash dividend of $0.03 in 2008.  Payments of cash dividends to our stockholders may be dependent on the payment of a cash dividend from the Bank to the Company.  The payment of cash dividends by the Bank to the Company is limited by regulations of the FDIC and the Pennsylvania Department of Banking.  The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial conditions, cash needs, and general business conditions.  Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2008, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2008 and 2007 are presented in the following table (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,706	15.05%	>$ 8,878	>8.0%	>$11,098	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,536	14.00%	>$ 4,439	>4.0%	>$ 6,659	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,536	11.57%	>$ 5,370	>4.0%	>$ 6,713	>5.0%
Risk-Weighted Assets:	$110,977
Average Assets:	$134,261
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2008		$15,390
Plus: Unrealized Gain/Loss on Investments		147
Less: Disallowed Servicing Rights		(1)
Total Tier Capital December 31, 2008		$15,536
Plus: Allowance for loan losses		1,170
Total Risk-based Capital December 31, 2008		$16,706

At December 31, 2007:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,319	16.97%	>$ 7,695	>8.0%	>$ 9,619	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,148	15.75%	>$ 3,847	>4.0%	>$ 5,771	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,148	12.71%	>$ 4,766	>4.0%	>$ 5,958	>5.0%
Risk-Weighted Assets:	$96,186
Average Assets:	$119,156
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2007		$15,190
Plus: Unrealized Gain/Loss on Investments		(41)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital December 31, 2007		$15,148
Plus: Allowance for loan losses		1,171
Total Risk-based Capital December 31, 2007		$16,319

Note 21 - Parent Company Financial Information

Information is presented as of December 31, 2008 and 2007.

A summary of the Balance Sheets (dollars in thousands):

	December 31,
	2008	2007
Assets
Cash on deposit with subsidiary	$2,483	$3,591
Investment in subsidiary	15,390	15,190
Bank premises, net	1,216	1,289
Deferred income taxes	65	65
Other assets	294	140
Total assets	$19,448	$20,275

Liabilities and Stockholders’ Equity
Accrued interest and other liabilities	$150	$91
Stockholders’ equity	19,298	20,184
Total Liabilities and Stockholders’ Equity	$19,448	$20,275

A summary of the statements of income for the years ended December 31 (dollars in thousands):

	2008	2007
Income
Interest income	$-	$-
Rental income	34	34
Total income	34	34

Expenses
Occupancy and equipment expense	73	90
Charitable contributions	-	-
Other expenses	94	60
Total expenses	167	150

Loss before income tax expense and equity in
undistributed earnings of subsidiary	(133)	(116)

Income tax expense	9	-

Loss before equity in undistributed earnings
of subsidiary	(142)	(116)

Equity in undistributed earnings of subsidiary	496	417

Net income	$354	$301

A summary of the statements of cash flows for the years ended December 31(dollars in thousands):

Cash flows from operating activities:	2008	2007
Net income	$354	$301
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	73	90
Undistributed income of subsidiary	(496)	(417)
Increase in other assets	(154)	(20)
Increase in other liabilities	59	1
Net cash used in operating activities	(164)	(45)

Cash flows from investing activities:
Purchase of bank premises and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Issuance of common stock, net	-	7,547
Proceeds to North Penn Bank	-	(3,612)
Common stock acquired by ESOP	-	(680)
ESOP share released	52	97
Cash dividends paid	(191)	(177)
Purchase of treasury stock	(805)	-

Net cash (used in) provided by financing activities	(944)	3,175

Net (decrease) increase in cash and cash equivalents	(1,108)	3,128

Cash and cash equivalents at beginning of period	3,591	463
Cash and cash equivalents at end of period	$2,483	$3,591

Note 22 – Loss from Accounting Errors

The Company recorded a loss of in the amount of $475,000, or $277,000 net of tax, for the year ended December 31, 2008.  It was determined by management that certain correspondent bank accounts were either not reconciled or were improperly reconciled by the prior controller.  At the financial statement date, management believes that this amount is not recoverable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. At December 31, 2008, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective controls to ensure that an employee acting alone cannot record journal entries and reconcile significant accounts.  This control deficiency resulted in intentionally incorrect accounting entries that were not initially identified by the Company's internal control and that required the restatement of the Company's financial statements for the quarters ended March 31, June 30 and September 30, 2008. Because of this control deficiency, management concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2008.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting.  The internal control process is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.

A material weakness in internal control over financial reporting is a deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, management determined that there were control deficiencies that constituted material weaknesses, as follows: the Company did not maintain effective controls to ensure that an employee acting alone cannot record journal entries and reconcile significant accounts.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, and because of the material weaknesses described above, management has determined that the Company's internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to prove only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

The Company reviews its disclosure controls and procedures, which includes its internal controls over financial reporting on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. No such control enhancements occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Audit Committee of the Board of Directors and senior management met with the firm that provides its internal audit services to review the design of the Company’s internal controls in light of recent events.  Specific areas discussed and that will be implemented included the following: an increase in segregation and rotation of duties; a complete review of access rights to the bank’s data processing system; and increased management oversight and review of certain general ledger entries.  It was also decided that a “Financial Statement Disclosure Committee” would be instituted, the purpose for which is to review the process and accuracy of financial statement preparation prior to filing.  This committee will consist of the Company’s five most senior officers including the following: Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Senior Commercial Lender and Chief Technology and Risk Officer.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The names, ages, positions held with the Company, periods of service as executive officer, and business experience for executive officers of the Company is set forth in Part I, Item 1, “Description of Business - Executive Officers of the Registrant” to this annual report on Form 10-K, which information is incorporated herein by reference.

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

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank.  A copy of the Code of Ethics is posted on the Company’s website at www.northpennbank.com.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.

ITEM 11.  EXECUTIVE COMPENSATION

The information under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement is incorporated by reference in response to this Item 11.  The information under the caption “CORPORATE GOVERNANCE AND BOARD MATTERS – Directors Compensation” in the Proxy Statement is incorporated by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “STOCK OWNERSHIP” in the Proxy Statement is incorporated by reference in response to this Item 12.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	62,879	$9.11	13,875
Equity compensation plans not approved by security holders	-	-	-
Total	62,879	$9.11	13,875

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS – Transactions with Management” is incorporated by reference in response to this Item 13.  The information under the caption “CORPORATE GOVERNANCE AND BOARD MATTERS – Directors Independence” is incorporated by reference in response to this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “AUDIT RELATED MATTERS – Auditor Fees” in the Proxy Statement is incorporated by reference in response to this Item 14.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc.
4	Specimen Stock Certificate (Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
10.1
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Frederick L. Hickman (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008. (File no. 000-52839))

10.2
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas J. Dziak (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the quarter ended December 31, 2007. (File no. 000-52839))

10.3
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas A. Byrne (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the quarter ended December 31, 2007. (File no. 000-52839))

10.4
*North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement of North Penn Bancorp, Inc. filed on March 31, 2006 (File No. 000-51234))

10.5
*Form of Stock Option Agreement for the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Exhibit 10.5 to Form 10-K of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.6
*Form of Restricted Stock Agreement for the North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Exhibit 10.6 to Form 10-K of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.7
*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Frederick L. Hickman (Incorporated herein by reference to Exhibit 10.7 to Form 10-K of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.8
*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Thomas J. Dziak (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

10.9
*Supplemental Executive Retirement Agreement dated April 1, 2005 between North Penn Bank and Thomas A. Byrne (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

* Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH PENN BANCORP, INC.
(Registrant)

By	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer (Principal Executive Officer and Acting Principal Financial and Accounting Officer)

Date	March 27, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Frederick L. Hickman	March 27, 2009
Frederick L. Hickman	Date
President, Chief Executive Officer and Director

/s/ Herbert C. Kneller	March 27, 2009
Herbert C. Kneller, Director	Date

/s/ Frank H. Mechler	March 27, 2009
Frank H. Mechler, Director	Date

/s/ James W. Reid	March 27, 2009
James W. Reid, Director	Date

/s/ Kevin M. Lamont	March 27, 2009
Kevin M. Lamont, Chairman of the Board and Director	Date