Form 10-Q
period 2009-03-31
North Penn Bancorp Inc
filed 2009-05-14
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________   to______________________

Commission File Number:   000-52839

NORTH PENN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

216 Adams Avenue, Scranton, PA  18503
(Address of principal executive offices)

(570) 344-6113
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule12b-2 of the Exchange Act.
(Check one):
Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of May 1, 2009, the issuer had 1,453,071 shares of common stock, par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$2,580	$1,604
Interest bearing deposits	43	43
Total cash and cash equivalents	2,623	1,647
Federal funds sold	4,750	627
Investment securities, available for sale	19,454	20,293
Equity securities at cost, substantially restricted	1,143	1,090
Loans, net of allowance for loan losses of $1,215 in 2009 and $1,170 in 2008	104,782	106,106
Loans held for sale	-	684
Bank premises and equipment – net	4,072	4,126
Accrued interest receivable	700	676
Cash surrender value of life insurance	2,906	2,864
Deferred income taxes	597	657
Other assets	226	220
TOTAL ASSETS	$141,253	$138,990

LIABILITIES:
Deposits:
Non-interest bearing deposits	$6,571	$6,985
Interest bearing demand deposits	45,787	48,468
Interest bearing time deposits	56,596	43,700
Total deposits	108,954	99,153
Other borrowed funds	12,000	19,648
Accrued interest and other liabilities	877	891
TOTAL LIABILITIES	121,831	119,692

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,581,571shares issued in 2009 and 2008; outstanding: 1,453,071 in 2009 and 1,478,571 in 2008	158	158
Additional paid-in capital	13,503	13,480
Retained earnings	8,091	7,905
Unearned ESOP shares	(980)	(980)
Accumulated other comprehensive loss	(345)	(460)
Treasury Stock at cost, shares: 128,500 in 2009 and 103,000 in 2008	(1,005)	(805)
TOTAL STOCKHOLDERS’ EQUITY	19,422	19,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,253	$138,990

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three Months Ended March 31, 2009 and 2008
(In thousands)

	2009	2008
INTEREST INCOME
Interest on loans	$1,719	$1,714
Interest on federal funds sold	1	32
Interest on tax exempt investments	74	72
Interest on investments	122	66
Dividends on investments	12	25
Total interest income	1,928	1,909
INTEREST EXPENSE
Interest on deposits	613	744
Interest on short-term borrowings	13	15
Interest on long-term borrowings	153	155
Total interest expense	779	914

NET INTEREST INCOME	1,149	995

PROVISION FOR LOAN LOSSES	52	31

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,097	964

OTHER INCOME
Service charges and fees	57	54
Other operating income	44	24
Loss on sale of securities	-	(2)
Net gain on sale of loans	14	-
TOTAL OTHER INCOME	115	76

OTHER EXPENSE
Salaries and employee benefits	504	514
Occupancy and equipment expense	151	166
Other operating expenses	226	196
Loss from accounting errors	-	475
TOTAL OTHER EXPENSE	881	1,351

INCOME(LOSS) BEFORE INCOME TAXES	331	(311)

INCOME TAX EXPENSE(BENEFIT)	107	(144)

NET INCOME/(LOSS)	224	(167)

OTHER COMPREHENSIVE INCOME/(LOSS):
Unrealized holding gain arising during period, net of income tax	115	22
COMPREHENSIVE INCOME(LOSS)	$339	$(145)

Weighted average number of shares outstanding	1,426,835	1,536,761
Earnings per share, basic and diluted	$0.16	$(0.11)
Dividends per share	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(In thousands)
	2009	2008
Operating Activities:
Net income/(loss)	$224	$(167)
Items not requiring (providing) cash
Depreciation	58	60
Provision for loan losses	52	31
Amortization of securities (net of accretion)	(2)	6
Increase in cash surrender value of life insurance	(42)	(20)
Net realized loss on securities	-	2
Net realized gain on sale of loans	(14)	-
Changes in:
Accrued interest income and other assets	(30)	(186)
Accrued interest expense and other liabilities	23	61
Net Cash Provided By (Used in) Operating Activities	269	(213)

Investing Activities:
Purchase of bank premises and equipment	(4)	(22)
Proceeds from sale of other real estate	-	100
Purchase of securities “available for sale”	(30)	(2,639)
Sales of securities “available for sale”	-	11
Federal funds sold, net	(4,123)	(6,906)
Matured or called securities “available for sale”	500	885
Redemptions of mortgage-backed securities “available for sale”	541	252
(Purchase) redemption of restricted stock	(53)	268
Net decrease (increase) in loans to customers	1,272	(5)
Proceeds from sale of loans	698	-
Net Cash Used In Investing Activities	(1,199)	(8,056)

Financing Activities:
Increase in deposits	9,801	12,811
Decrease in borrowed funds	(7,648)	(5,879)
Treasury stock purchased	(200)	-
Cash dividends paid	(47)	-
Net Cash Provided By Financing Activities	1,906	6,932
Net Increase (Decrease) In Cash and Cash Equivalents	976	(1,337)

Cash and Cash Equivalents, January 1	1,647	3,178
Cash and Cash Equivalents, March 31	$2,623	$1,841

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$733	$845
Income taxes	45	67

Non-cash investing and financing activities:
Unrealized gains on securities	$93	$34

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank and North Penn Bank’s wholly-owned subsidiaries, Norpenco, Inc. and North Penn Settlement Services, LLC.  These entities are collectively referred to herein as the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc.’s sole activities are purchasing bank stocks and receiving dividends on such stocks. North Penn Settlement Services, LLC, receives non-interest income from providing title search work.

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

The amortized cost and fair value of investment securities at March 31, 2009 and December 31, 2008 are as follows:

Available-for-Sale
March 31, 2009
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$2,500	$48	$-	$2,548
Mortgage-backed securities	4,533	74	-	4,607
State & political subdivisions	8,526	34	37	8,523
Other bonds	3,017	-	210	2,807
Total debt securities	18,576	156	247	18,485
Equity securities	1,402	6	439	969
Total Available-for-Sale	$19,978	$162	$686	$19,454

Available-for-Sale
December 31, 2008
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$3,000	$16	$-	$3,016
Mortgage-backed securities	5,074	68	-	5,142
State & political subdivisions	8,529	20	338	8,211
Other bonds	3,017	38	189	2,866
Total debt securities	19,620	142	527	19,235
Equity securities	1,371	11	324	1,058
Total Available-for-Sale	$20,991	$153	$851	$20,293

All of the Company’s investment securities were classified as available-for-sale at March 31, 2009 and December 31, 2008.

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	5,062	37	-	-	5,062	37
Other securities	2,807	210	-	-	2,807	210
Equity securities	408	101	483	338	891	439
Total	$8,277	$348	$483	$338	$8,760	$686

The above table at March 31, 2009 includes 33 securities that have unrealized losses for less than 12 months and 32 securities that have been in an unrealized loss position for 12 or more months.

The Bank invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations.  Changes in market value of all debt securities can result from changes in interest rates.  Changes in credit quality can affect securities of states and political subdivisions and corporate obligations.  The changes in market value of the debt securities held by the Bank have been due to changes in interest rates, and because the Bank has the ability and intent to hold these investments until maturity, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

The Bank invests in equity securities of other banks through its subsidiary, Norpenco, Inc.  Management has evaluated the near-term prospects of the issuers with unrealized losses, in relation to the severity and duration of the impairment.  Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of cost, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

3.	Loans

	March 31, 2009	December 31, 2008
	(In thousands)
Real estate mortgages:
Construction and land development	$816	$546
Residential, 1 – 4 family	44,588	44,986
Residential, multi-family	1,136	1,147
Commercial	52,915	53,448
Total real estate mortgages	99,455	100,127
Commercial	1,591	1,796
Consumer	4,951	5,353
Total loans	105,997	107,276
Allowance for loan losses	1,215	1,170
Total loans, net	$104,782	$106,106

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$1,170	$1,171
Charge-offs:
Commercial	-	-
Real estate mortgages	-	3
Consumer	8	47
Total	8	50
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	1	18
Total	1	18
Net charge-offs	7	32
Provision charged to operations	52	31
Balance at end of period	$1,215	$1,170

4.	Other Borrowings

The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.  At March 31, 2009, this line of credit had a zero balance.

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

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).   Diluted earnings per share at March 31, 2009, includes common shares issuable upon exercise of employee stock options as follows:

March 31, 2009	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$224,000	1,426,835	$0.16
Options includable	-	-	-
Diluted EPS	$224,000	1,426,835	$0.16

March 31, 2008	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$(167,000)	1,536,761	$(0.11)
Options includable	-	2,490	-
Diluted EPS	$(167,000)	1,539,251	$(0.11)

6.	Omnibus Stock Option Plan

Stock-based compensation is accounted for in accordance with SFAS No. 123(R), Share-Based Payment. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with SFAS No. 123(R), the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period, using the straight-line method.

The Company’s 2006 Omnibus Stock Option Plan (the Plan) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options and restricted stock awards. Under the Plan, the Company reserved 101,865 shares of common stock for future issuance. The purpose of the Plan is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors, advisory directors, employees and other persons to promote the success of the Company. Under the Plan, options expire ten years after the date of grant, unless terminated earlier under the option terms. A committee of non-employee directors has the authority to determine the conditions upon which the options granted will vest. Options are granted at the then fair market value of the Company’s stock.

A summary of the status of the Company’s stock options under the Plan as of March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1, 2009	62,879	$9.11
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2009	62,879	$9.11
Exercisable, March 31, 2009	10,799	$10.19

The following table summarizes all stock options outstanding under the Plan as of March 31, 2009:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
September 26, 2006	25,116	$10.19	7.5
October 23, 2007	3,766	$9.95	8.6
May 28, 2008	33,997	$8.25	9.2

A summary of non-vested shares as of March 31, 2009 is as follows:

	Options:		Awards:
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested, January 1, 2009	52,080	$3.40	22,992	$8.47
Issued	-	-	-	-
Vested	-	-	-	-
Forfeited	-		-
Nonvested, March 31, 2009	52,080	$3.40	22,992	$8.47

The compensation expense recognized for awards under the Plan for the quarters ended March 31, 2009 and 2008 was $24,000 and $9,000, respectively.

As of March 31, 2009, there was approximately $317,000 of total unrecognized compensation cost related to options and nonvested stock awards granted under the Plan. The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

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

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the quarter ended March 31, 2009 and the year ended December 31, 2008 (dollars in thousands):

	2009	2008
Beginning balance	$1,327	$1,334
Additions	46	647
Collections	(23)	(654)
Ending balance	$1,350	$1,327

9.	Retirement Plans

The Company participates in the Financial Institution Retirement Fund (the Fund) administered by the Pentegra Group.  The Fund operates as a multi-employer plan for accounting purposes under Statement of Financial Accounting Standards No. 87 Employers’ Accounting for Pensions.  As such, the annual pension expense to be recorded is defined as the amount of the required annual contribution.

In February, 2009, the Bank’s Board of Directors authorized the freezing of benefits within the defined benefit plan as of April 1, 2009.  For the plan years ending June 30, 2008 and 2007, the required contributions due were $94,000 and $138,000 respectively.

In March, 2009, the Board of Directors approved an increase in matching employees’ contributions within the Bank’s existing 401k plan from 50% of the first 6% to 100% of the first 6% as of April 1, 2009.  It is estimated that the increased cost of higher matching will be approximately $26,000 for 2009.

10.	Fair Value Measurements

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis (in thousands):

	March 31, 2009
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$933	$18,485	$36	$19,454

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

The Company’s forward-looking statements are subject to the following principal risks and uncertainties: general economic conditions and trends, either nationally or locally; conditions in the securities markets; changes in interest rates; changes in deposit flows, and in the demand for deposit and loan products and other financial services; changes in real estate values; changes in the quality or composition of the Company’s loan or investment portfolios; changes in competitive pressures among financial institutions or from non-financial institutions; the Company’s ability to retain key members of management; changes in legislation, regulation, and policies; and a variety of other matters which, by their nature, are subject to significant uncertainties.  The Company provides greater detail regarding some of these factors in its Form 10-K for the year ended December 31, 2008, including in the Risk Factors section of that report.  The Company’s forward-looking statements may also be subject to other risks and uncertainties, including those that it may discuss elsewhere in this report or in its other filings with the SEC.
Financial Condition

Our total assets increased $2.3 million, or 1.6%, from $139.0 million at December 31, 2008 to $141.3 million at March 31, 2009.  Significant changes in asset totals from December 31, 2008 to March 31, 2009 included an increase of $4.1 million in Federal funds sold, while net loans decreased $1.3 million.

Our overall loan portfolio declined a net of $1.3 million or 1.2%, since December 31, 2008.  Consumer loans decreased $402,000 from $5.4 million at December 31, 2008 to $5.0 million at March 31, 2008, as the Bank has chosen not to aggressively pursue that segment of loans. Commercial real estate loans have decreased $533,000 from $53.4 million at December 31, 2008 to $52.9 million at March 31, 2009. Residential mortgages decreased $398,000 from December 31, 2008, and commercial loans not secured by real estate decreased $205,000.

Investment securities decreased $839,000, or 4.1%, to $19.5 million from $20.3 million since December 31, 2008. The Company had securities in the amount of $500,000 called during the first quarter. The Company also purchased $30,000 in equity securities during the quarter.

The allowance for loan loss increased $45,000 during the first quarter of 2009. The Company added $52,000 to the allowance during the first three months of the year. Subtracting from the provision were charge-offs of $8,000 for two consumer loans.  There were recoveries of approximately $1,000 made during the first quarter of 2009. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.15% at March 31, 2009 and 1.09% at December 31, 2008. We are carefully monitoring credit quality so that we can respond quickly to any deterioration with action to include strong collection efforts and increased allowance for loan loss protection.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $500,000 at March 31, 2009, compared to $1.1 million at December 31, 2008. The ratio of non-performing loans to total loans was 0.48% and 1.03% at March 31, 2009 and December 31, 2008, respectively.

Total deposits increased $9.8 million, or 9.9%, from $99.2 million at December 31, 2008 to $109.0 million at March 31, 2009. Non-interest bearing deposits decreased $414,000, or 5.9%, from $7.0 million at December 31, 2008 to $6.6 million at March 31, 2009. Interest bearing demand deposits decreased $2.7 million, or 5.6%, from $48.5 million at December 31, 2008 to $45.8 million at March 31, 2009.  Time deposits increased $12.9 million, or 29.5%, from $43.7 million at December 31, 2008 to $56.6 million at March 31, 2009.  This increase in time deposits was largely new money to the Bank and consists primarily of 13 month certificates of deposit at rates slightly higher than the local competition.

Borrowings decreased $7.6 million, or 38.9%, from $19.6 million at December 31, 2008 to $12.0 million at March 31, 2009. The Company fully paid down our overnight borrowings, leaving only two long term borrowings at FHLBank of Pittsburgh.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2009 and 2008

The Company realized net income of $224,000 for the three months ended March 31, 2009 compared to a net loss of $167,000 for the three months ended March 31, 2008, an increase of $391,000.  The net loss in the first quarter of 2008 resulted from a $475,000 pre-tax loss due to accounting errors within the Bank’s primary correspondent bank account.  Net interest income for the first quarter of 2009 increased $154,000, or 15.5%, compared to the first quarter of 2008. This increase was the result of higher investment and loan income, coupled with a decrease in interest expense.

The Company experienced a slight increase of $19,000, or 1.0%, in interest income for the quarter ended March 31, 2009 compared to the same period in 2008. There was a slight increase of $5,000, or 0.3%, in loan interest income for the quarter ended March 31, 2009 compared to the same period in 2008. Interest and dividends on investments increased $14,000, or 7.2%, to $209,000 at March 31, 2009 from $195,000 at March 31, 2008. The increase was due to additional securities purchased.

Interest expense decreased $135,000, or 14.8%, from $914,000 in 2008 to $779,000 in 2009.  Interest on deposits decreased $131,000 or 17.6%, from $744,000 in 2008 to $613,000 in 2009 due to substantially lower rates on deposits. Interest on borrowed funds decreased $4,000, or 2.4%, to $166,000 in 2009 compared to $170,000 in 2008. The decline was the result of the decrease in short term borrowings.

Other income increased $39,000 to $115,000 in 2009, from $76,000 in 2008, primarily due to a $14,000 gain on the sale of loans as well as a $20,000 increase in other operating income.  On January 20, 2009, the bank sold four residential mortgage loans totaling $684,000 to the Federal Home Loan Bank’s Mortgage Partnership Finance Program.  These loans were sold to decrease interest rate risk within the bank’s fixed rate residential mortgage portfolio.  The increase in other operating income was primarily attributable to higher income from bank owned life insurance.  Other expenses decreased $470,000 to $881,000 in 2009 from $1,351,000 in 2008.  Salaries and employee benefits decreased $10,000 or 1.9%, from $514,000 in 2008, to $504,000 in 2009. Occupancy and equipment expense decreased $15,000 or 9.0% from $166,000 in 2008, to $150,000 in 2009, and other operating expenses increased $30,000 or 15.3%, from $196,000 in 2008 to $226,000 in 2009. The primary change in other expense was attributable to the first quarter 2008 loss due to accounting errors of $475,000.

In the course of preparing the financial statements for the year ended December 31, 2008, the Company determined that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts at December 31, 2008. Upon performing further procedures, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008.   Since management believes the amounts are not recoverable, a loss was recorded.

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

A review of the Consolidated Statements of Cash Flows included in the accompanying financial statements shows that the Bank’s cash and cash equivalents increased $976,000 for the three months ended March 31, 2009.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

North Penn Bank's capital ratios at March 31, 2009 and December 31, 2008 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,903	16.28%	>$ 8,305	>8.0%	>$10,381	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,688	15.11%	>$ 4,152	>4.0%	>$ 6,229	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,688	11.37%	>$ 5,517	>4.0%	>$ 6,896	>5.0%
Risk-Weighted Assets:	$103,812
Average Assets:	$137,920
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital March 31, 2009		$15,787
Plus: Unrealized Gain/Loss on Investments		(98)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital March 31, 2009		$15,688
Plus: Allowance for loan losses		1,215
Total Risk-based Capital March 31, 2009		$16,903

At December 31, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,706	15.05%	>$8,878	>8.0%	>$11,098	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,536	14.00%	>$4,439	>4.0%	>$ 6,659	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,536	11.57%	>$5,370	>4.0%	>$ 6,713	>5.0%
Risk-Weighted Assets:	$110,977
Average Assets:	$134,261
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2008		$15,390
Plus: Unrealized Gain/Loss on Investments		147
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital December 31, 2008		$15,536
Plus: Allowance for loan losses		1,170
Total Risk-based Capital December 31, 2008		$16,706

Stock Repurchase Plan

On April 28, 2009, the North Penn Bancorp., Inc.’s Board of Directors authorized the completion of the previous 10% stock repurchase plan (29,657 shares) and the repurchase of up to 142,341 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  The current repurchase authorization will remain in effect until all shares have been repurchased or until the Company terminates the authorization.  Purchases under the program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Incorporated and will be based upon the parameters of the Rule 10b5-1 repurchase plan.   The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period.

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

As a result of the loss from accounting errors in 2008, management has made, or has begun the process of developing various improvements to the Company’s internal control over financial reporting.  The Audit Committee of the Board of Directors and all members of the senior management team through the Financial Statement Disclosure Committee have taken an active role in evaluating and planning for improvement to policy, procedures and controls in the accounting and financial reporting areas.  The reconcilement function has been reevaluated and specific responsibilities, the frequency and review process are in place.  Access rights to various accounting functions within the Bank’s core processing/accounting system are being reevaluated.  Management oversight has been enhanced over the general ledger entry function, both as to ensuring that proposed entries are reviewed for propriety and authority level, as well as review of accounting reports that result after the entries have been processed.  A comprehensive policy is in process which will provide guidance to accounting personnel, senior management and the Audit Committee.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A .         Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At March 31, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2009throughJanuary 31, 2009	10,500	$7.55	113,500	44,657

February 1, 2009throughFebruary 28, 2009	15,000	$8.05	128,500	29,657

March 1, 2009throughMarch 31, 2009	-	-	128,500	29,657

Total	25,500	$7.84

(1) On October 1, 2008, the Company announced a repurchase program of 158,157 shares, approximately 10% of all shares outstanding. On April 28, 2009, the North Penn Bancorp., Inc.’s Board of Directors authorized the completion of the previous 10% stock repurchase plan (29,657 shares) and the repurchase of up to 142,341 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

None

Item 5               Other Information.

None
Item 6. Exhibits.

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
4	Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
31.1	Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
31.2	Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Penn Bancorp, Inc

Dated:	May 14, 2009	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	May 14, 2009	/s Robin R. Weikel
Robin R. Weikel Chief Financial Officer