Form 10-Q
period 2009-06-30
North Penn Bancorp Inc
filed 2009-08-14
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 5, 2009 the issuer had 1,406,171 shares of common stock, par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.                      Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$1,669	$1,604
Interest bearing deposits	110	43
Total cash and cash equivalents	1,779	1,647
Federal funds sold	12,111	627
Investment securities, available for sale	19,866	20,293
Equity securities at cost, substantially restricted	1,143	1,090
Loans, net of allowance for loan losses of $1,205 in 2009 and $1,170 in 2008	106,890	106,106
Loans held for sale	-	684
Bank premises and equipment – net	4,025	4,126
Accrued interest receivable	687	676
Cash surrender value of life insurance	2,942	2,864
Deferred income taxes	602	657
Other assets	213	220
TOTAL ASSETS	$150,258	$138,990

LIABILITIES:
Deposits:
Non-interest bearing deposits	$6,841	$6,985
Interest bearing demand deposits	47,468	48,468
Interest bearing time deposits	64,013	43,700
Total deposits	118,322	99,153
Other borrowed funds	12,000	19,648
Accrued interest and other liabilities	866	891
TOTAL LIABILITIES	131,188	119,692

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,581,571shares issued in 2009 and 2008; outstanding: 1,417,671 in 2009 and 1,478,571 in 2008	158	158
Additional paid-in capital	13,527	13,480
Retained earnings	8,033	7,905
Unearned ESOP shares	(980)	(980)
Accumulated other comprehensive loss	(355)	(460)
Treasury Stock at cost, shares: 163,900 in 2009 and 103,000 in 2008	(1,313)	(805)
TOTAL STOCKHOLDERS’ EQUITY	19,070	19,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,258	$138,990

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2009 and 2008
(In thousands)

	Six Months Ended		Three Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
INTEREST INCOME
Interest on loans	$3,414	$3,399	$1,695	$1,685
Interest on federal funds sold	3	61	2	29
Interest on tax exempt investments	148	143	74	71
Interest on investments	234	154	112	88
Dividends on investments	15	41	3	16
Total interest income	3,814	3,798	1,886	1,889
INTEREST EXPENSE
Interest on deposits	1,267	1,427	654	683
Interest on short-term borrowings	10	15	(3)	-
Interest on long-term borrowings	308	310	155	155
Total interest expense	1,585	1,752	806	838

NET INTEREST INCOME	2,229	2,046	1,080	1,051

PROVISION FOR LOAN LOSSES	90	31	38	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,139	2,015	1,042	1,051

OTHER INCOME
Service charges and fees	73	66	16	12
Other operating income	134	97	90	73
Gain on sale of securities	-	1	-	3
Net gain on sale of loans	14	-	-	-
TOTAL OTHER INCOME	221	164	106	88

OTHER EXPENSE
Salaries and employee benefits	1,089	1,038	585	524
Occupancy and equipment expense	305	341	154	175
Other operating expenses	674	456	448	260
Loss from accounting errors	-	475	-	-
TOTAL OTHER EXPENSE	2,068	2,310	1,187	959

INCOME(LOSS) BEFORE INCOME TAXES	292	(131)	(39)	180

INCOME TAX EXPENSE(BENEFIT)	70	(80)	(37)	64

NET INCOME/(LOSS)	222	(51)	(2)	116

OTHER COMPREHENSIVE INCOME/(LOSS):
Unrealized holding gain arising during period, net of income tax	(10)	(98)	(105)	(120)
COMPREHENSIVE INCOME(LOSS)	$212	$(149)	$(107)	$(4)

Weighted average number of shares outstanding	1,417,697	1,536,761	1,408,559	1,536,761
Earnings per share, basic and diluted	$0.16	$(0.03)	$-	$0.08
Dividends per share	$0.06	$0.06	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(In thousands)

	2009	2008
Operating Activities:
Net income/(loss)	$222	$(51)
Items not requiring (providing) cash
Depreciation	116	124
Provision for loan losses	90	31
Amortization of securities (net of accretion)	9	10
Increase in cash surrender value of life insurance	(78)	(40)
Net realized gain on securities	-	(1)
Net realized gain on sale of bank premises and equipment	-	(3)
Net realized gain on sale of loans	(14)	-
Changes in:
Accrued interest income and other assets	(4)	(145)
Accrued interest expense and other liabilities	22	180
Net Cash Provided By Operating Activities	363	105

Investing Activities:
Purchase of bank premises and equipment	(15)	(131)
Proceeds from sale of bank premises and equipment	-	7
Proceeds from sale of other real estate	-	100
Purchase of securities “available for sale”	(1,612)	(4,652)
Sales of securities “available for sale”	15	28
Federal funds sold, net	(11,484)	(13,745)
Matured or called securities “available for sale”	993	885
Redemptions of mortgage-backed securities “available for sale”	1,182	618
(Purchase) redemption of restricted stock	(53)	266
Net increase in loans to customers	(874)	(840)
Proceeds from sale of loans	698	-
Net Cash Used In Investing Activities	(11,150)	(17,464)

Financing Activities:
Increase in deposits	19,169	22,606
Decrease in borrowed funds	(7,648)	(5,879)
Treasury stock purchased	(508)	-
Cash dividends paid	(94)	(47)
Net Cash Provided By Financing Activities	10,919	16,680
Net Increase (Decrease) In Cash and Cash Equivalents	132	(679)

Cash and Cash Equivalents, January 1	1,647	3,178
Cash and Cash Equivalents, June 30	$1,779	$2,499

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,539	$1,663
Income taxes	79	91

Non-cash investing and financing activities:
Unrealized gains (losses) on securities	$160	$(149)

See notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

North Penn Bancorp, Inc. (Company) is the holding company for North Penn Bank (Bank); a Pennsylvania state chartered savings bank.  The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “NPBP.OB.”  The Bank operates from five offices and provides financial services to individuals and corporate customers primarily in Northeastern Pennsylvania.  The Bank’s primary deposit products are savings and demand deposit accounts and certificates of deposit.  Its primary lending products are real estate, commercial and consumer loans.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of North Penn Bancorp, Inc., its wholly-owned subsidiary, North Penn Bank and North Penn Bank’s wholly-owned subsidiaries, Norpenco, Inc. and North Penn Settlement Services, LLC.  These entities are collectively referred to herein as the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation. Norpenco, Inc.’s sole activities are purchasing bank stocks and receiving dividends on such stocks. North Penn Settlement Services, LLC receives non-interest income from providing title search work.

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

The amortized cost and fair value of investment securities at June 30, 2009 and December 31, 2008 are as follows:

Available-for-Sale
June 30, 2009
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$2,500	$37	$-	$2,537
Mortgage-backed securities	3,393	65	-	3,458
State & political subdivisions	8,524	67	23	8,568
Other bonds	4,440	11	275	4,176
Total debt securities	18,857	180	298	18,739
Equity securities	1,547	4	424	1,127
Total Available-for-Sale	$20,404	$184	$722	$19,866

Available-for-Sale
December 31, 2008
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$3,000	$16	$-	$3,016
Mortgage-backed securities	5,074	68	-	5,142
State & political subdivisions	8,529	20	338	8,211
Other bonds	3,017	38	189	2,866
Total debt securities	19,620	142	527	19,235
Equity securities	1,371	11	324	1,058
Total Available-for-Sale	$20,991	$153	$851	$20,293

All of the Company’s investment securities were classified as available-for-sale at June 30, 2009 and December 31, 2008.

The gross fair value and unrealized losses of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009, are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	3,721	(23)	-	-	3,721	(23)
Other securities	2,674	(255)	1,007	(20)	3,681	(275)
Equity securities	485	(89)	554	(335)	1,039	(424)
Total	$6,880	$(367)	$1,561	$(355)	$8,441	$(722)

The above table at June 30, 2009 includes 32 securities that have unrealized losses for less than 12 months and 35 securities that have been in an unrealized loss position for 12 or more months.

The Company invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations.  Changes in market value of all debt securities can result from changes in interest rates.  Changes in credit quality can affect securities of states and political subdivisions and corporate obligations.  Because the changes in market value of debt securities is due to changes in interest rates, and since the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The Company invests in equity securities of other banks through its subsidiary, Norpenco, Inc.  Management has evaluated the near-term prospects of the issuers with unrealized losses in relation to the severity and duration of the impairment.  Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of cost, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

3.	Loans

	June 30, 2009	December 31, 2008
	(In thousands)
Real estate mortgages:
Construction and land development	$118	$546
Residential, 1 – 4 family	45,901	44,986
Residential, multi-family	1,125	1,147
Commercial	54,119	53,448
Total real estate mortgages	101,263	100,127
Commercial	2,386	1,796
Consumer	4,446	5,353
Total loans	108,095	107,276
Allowance for loan losses	1,205	1,170
Total loans, net	$106,890	$106,106

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$1,170	$1,171
Charge-offs:
Commercial	50	-
Real estate mortgages	-	3
Consumer	15	47
Total	65	50
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	10	18
Total	10	18
Net charge-offs	55	32
Provision charged to operations	90	31
Balance at end of period	$1,205	$1,170

4.	Other Borrowings

The Bank has a line of credit agreement with the FHLB for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.  At June 30, 2009, this line of credit had a zero balance.

The Bank has a $5.0 million borrowing with the FHLB at a fixed rate of 6.19%, which was issued in July, 2000, and matures July, 2010.  The loan requires monthly interest payments, with the principal due at maturity.

The Bank also has a $7.0 million borrowing with the FHLB at a fixed rate of 4.34%, which was issued in July, 2005, and matures in July, 2015.  This loan requires quarterly interest payments, with the principal due at maturity.

5.	Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128).   Diluted earnings per share at June 30, 2009, includes common shares issuable upon exercise of employee stock options as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008
Income (Numerator)	$222,000	$(51,000)	$(2,000)	$116,000
Shares (Denominator)
Basic shares outstanding	1,417,697	1,536,761	1,408,559	1,536,761
Effective of dilutive shares	-	1,467	-	1,467
Diluted shares outstanding	1,417,697	1,538,228	1,408,559	1,538,228

Earnings per share
Basic	$.16	$(0.03)	$-	$0.08
Diluted	$.16	$(0.03)	$-	$0.08

6.	Omnibus Stock Option Plan

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

On May 26, 2009, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan (the 2009 plan).  The Company has reserved 119,000 shares of common stock for future issuance upon the grant or exercise of awards made pursuant to the plan.  Of the 119,000 shares, 85,000 is the maximum number of shares of common stock which may be issued upon the exercise of options to purchase shares of common stock, while 34,000 is the maximum that may be distributed upon the vesting of stock awards.  No awards have been made to date under the 2009 plan.

A summary of the status of the Company’s stock options as of June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1, 2009	62,879	$9.11
Granted	1,000	$8.50
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2009	63,879	$9.10
Exercisable, June 30, 2009	17,598	$9.43

The following table summarizes all stock options outstanding as of June 30, 2009:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
September 26, 2006	25,116	$10.19	7.3
October 23, 2007	3,766	$9.95	8.3
May 28, 2008	33,977	$8.25	8.9
May 11, 2009	1,000	$8.50	9.8

A summary of non-vested shares as of June 30, 2009 is as follows:

	Options:		Awards:
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested, January 1, 2009	52,080	$3.40	22,992	$8.47
Issued	1,000	2.70	500	8.50
Vested	(6,799)	3.18	(4,075)	8.25
Forfeited	-		-
Nonvested, June 30, 2009	46,281	$3.42	19,417	$8.52

The compensation expense recognized for awards under the Company’s equity plans at June 30, 2009 and 2008 was $47,000 and $22,000, respectively.

As of June 30, 2009, there was approximately $301,000 of total unrecognized compensation cost related to options and nonvested stock awards granted under the Company’s equity plans.  The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

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

In September 2006, the Bank executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLB to deliver $10.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans.  The term of the Commitment and guarantee per the Master Commitment is through September 25, 2009. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $450,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings.  Any future recoveries on any losses would not be paid by the FHLB under the Commitment.  The Bank has not experienced any losses under these guarantees.

8.	Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the six-months ended June 30, 2009 and the year ended December 31, 2008 (dollars in thousands):

	2009	2008
Beginning balance	$1,327	$1,334
Additions	2	647
Collections	(47)	(654)
Ending balance	$1,282	$1,327

9.	Retirement Plans

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

Available-for-sale and held-for-maturity securities:  Fair values for securities are based on bid prices received from securities dealers.  Restricted equity securities are carried at cost, which approximates fair value.

Loans:  The fair values of all loans are estimated by the net present value of the future expected cash flows.

Deposit liabilities:  The fair value of demand deposits, NOW accounts, savings accounts, and money market deposits is estimated by the net present value of the future expected cash flows.  For certificates of deposit, the discount rates used to reflect the Bank’s current market pricing.  The discount rates for non-maturity deposits are the current book rate of the deposit.

Other borrowing:  The fair value of the other borrowing is estimated using the rates currently offered for similar borrowing.

Accrued interest:  The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments:  Commitments to extend credit are generally short-term and are priced to market at the time of funding.  Therefore, the estimated fair value of these financial instruments is nominal prior to funding.

The following table presents the assets reported on the consolidated balance sheets at their fair value as of June 30, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  There were no changes during 2009 in Level III assets.

Assets measured at fair value on a recurring basis (in thousands):

	June 30, 2009
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,091	$18,739	$36	$19,866

11.	Subsequent Events

In connection with preparation of these financial statements, the Company has evaluated events and transaction through August 14, 2009, which is the date the financial statements were available to be issued.

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

Financial Condition

Our total assets increased $11.3 million, or 8.1%, from $139.0 million at December 31, 2008 to $150.3 million at June 30, 2009.  Significant changes in asset totals from December 31, 2008 to June 30, 2009 included an increase of $11.5 million in Federal funds sold.

Our overall loan portfolio increased a net of $800,000 or .7%, since December 31, 2008.  Consumer loans decreased $907,000 from $5.4 million at December 31, 2008 to $4.4 million at June 30, 2009, as the Bank has chosen not to aggressively pursue that segment of loans. Commercial real estate loans have increased $671,000 from $53.4 million at December 31, 2008 to $54.1 million at June 30, 2009. Residential mortgages increased $893,000 from December 31, 2008, and commercial loans not secured by real estate increased $590,000.

Investment securities decreased $427,000, or 2.1%, to $19.9 million from $20.3 million since December 31, 2008. The Company had securities in the amount of $500,000 called and $493,000 matured during the first six months. The Company also purchased $188,000 in equity securities and $1.4 million in corporate bonds, during 2009.

The allowance for loan loss increased $35,000 during the six months ended June 30, 2009. The provision for loan losses amounted to $90,000 for the first six months of 2009. Subtracting from the provision were charge-offs of $50,000 for a commercial loan and $15,000 for consumer loans.  The Bank was able to recover approximately $10,000 during the same period. Management assesses the adequacy of the allowance for loan losses through a quarterly analysis of the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.11% at June 30, 2009 and 1.09% at December 31, 2008. We are carefully monitoring credit quality so that we can respond quickly to any deterioration with action to include strong collection efforts and increased allowance for loan loss protection.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1.3 million at June 30, 2009, compared to $1.1 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.17% and 1.03% at June 30, 2009 and December 31, 2008, respectively.

Total deposits increased $19.1 million, or 19.3%, to $118.3 million at June 30, 2009 from $99.2 million at December 31, 2008. Non-interest bearing deposits decreased slightly to $6.8 million at June 30, 2009 from $7.0 million at December 31, 2008, while time deposits increased $20.3 million to $64.0 million at June 30, 2009 from $43.7 million at December 31, 2008. Interest bearing demand deposits decreased $1.0 million, or 2.1%.  The significant growth in new money consisted primarily of thirteen month time deposits.  A slight premium rate was initially offered due to anticipated growth in commercial real estate loans.  The opportunity to cross sell lower cost deposit products also factored into this strategy.  When it became apparent that the growth in the time deposit product exceeded our expectations of the growth in loan, we eliminated the slight premium in that rate previously offered.  However, the robust deposit growth continued due to customer orientation away from the stock market and problematic larger institutions.  Deposit growth has since abated and we anticipate that loans in our pipeline will eventually reduce the excess funds we currently are experiencing.

Borrowings decreased $7.6 million, or 38.9%, from $19.6 million at December 31, 2008 to $12.0 million at June 30, 2009. The Company fully paid down our overnight borrowings, leaving only two long term borrowings at FHLB.

Results of Operations

Comparison of the Three Month and Six Month Periods Ended June 30, 2009 and 2008

Net income for the six months ended June 30, 2009 totaled $222,000, compared to a loss of $51,000 for the same period in 2008.  The net loss in the first half of 2008 resulted from a $475,000 pre-tax loss due to accounting errors within the Bank’s primary correspondent bank account.  For the three months ending June 30, 2009, the Company had a loss of $2,000 compared to the net income of $116,000 for the quarter ended June 30, 2008.  The net loss for the second quarter of 2009 resulted from the FDIC special assessment of $67,000 and additional FDIC premiums compared to 2008 of approximately $30,000.  Salaries and benefits are $61,000 higher in 2009 due to additional pay period in June 2009.  An additional $21,000 was charged-off due to accounting errors in prior years.

Net interest income increased $183,000 or 8.9%, to $2.2 million for the first half of 2009 from $2.0 million for the same period in 2008.  Net interest income for the second quarter ended June 30, 2009 increased $29,000, or 2.8%, as compared to the quarter ended June 30, 2008.

The Company’s interest income for the three and six months ended June 30, 2009 continued to remain at a level consistent with that of 2008.  Loan interest and fee income is at the same amount for the six months ended June 30, 2009 and 2008.  Loan growth for the six months has been enough to offset the ordinary runoff.  Interest income from federal funds sold was $3,000 for the six months ended June 30, 2009, and during the same period in 2008, the Company realized $61,000.  The reduction is due to the miniscule rates that are paid for federal funds during this period.  Interest on investments increased $80,000 or 51.9%, to $234,000, from $154,000 at the same period in 2008.

For the six months ended June 30, 2009, interest expense decreased $167,000, or 9.5%, to $1.6 million in 2009 from $1.8 million in 2008.  Interest expense during the second quarter decreased $32,000, or 3.8%, to $806,000 in 2009 from $838,000 in 2008.  For the six months ended June 30, interest on deposits decreased $160,000, or 11.2%, from $1.4 million to $1.3 million in 2009 due to lower interest rates.  Interest on deposits for the second quarter of 2009 decreased $29,000, or 4.2% to $654,000.  This was an effect of lower rates being offset by greater volumes.  Interest on borrowings remained consistent with the second quarter 2008.

Other income for the second quarter increased $18,000, or 20.5%, to $106,000 in 2009 from $88,000 in 2008.  The increase in other income was primarily attributable to higher income from bank owned life insurance.  Total other expenses increased $228,000 or 23.8% to $1.2 million in 2009 from $959,000 in 2008.  Salaries and employee benefits increased $61,000 or 11.6% to $585,000 in 2009 from $524,000 in 2008.  Occupancy and equipment expense decreased $21,000, or 12%, to $154,000 in 2009 from $175,000 in 2008, while other expenses increased $188,000 or 72.3% to $448,000 in 2009 from $260,000 in 2008.  The increase in expense was mainly due to the increased and special FDIC assessments.

For the six months ended June 30, other income increased $57,000 or 34.8% to $221,000 in 2009 from $164,000 in 2008.  The majority of the increase is due to the $14,000 gain on the sale of loans and the higher income from bank owned life insurance.  Total other expenses decreased $242,000, or 10.5%, to $2.1 million in 2009 compared to 2.3 million in 2008.  Salaries and employee benefits increased $51,000, or 4.9%, while occupancy and equipment expense decreased $36,000, or 10.6%, to $305,000 in 2009 from $341,000 in 2008.  Other expenses increased $197,000 or 43.2% to $653,000 in 2009 from $456,000 in 2008.  The 2009 other expense category was negatively impacted by the increase in FDIC assessments.

In the course of preparing the financial statements for the year ended December 31, 2008, the Company determined that detail listings of residential loans sold and commercial participations sold did not reconcile to corresponding general ledger accounts at December 31, 2008. Upon performing further procedures, the Company found that the cause of the misstatements were intentionally incorrect accounting entries and reconciliations posted by a former officer of the Company beginning in early 2008.   Since management believes the amounts are not recoverable, a loss was recorded in the amount of $475,000 in the first quarter of 2008.

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

The Bank’s cash and cash equivalents increased $132,000 for the six months ended June 30, 2009.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

North Penn Bank's capital ratios at June 30, 2009 and December 31, 2008 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,961	15.30%	≥$ 8,868	≥8.0%	≥$11,085	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,756	14.21%	≥$ 4,434	≥4.0%	≥$ 6,651	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,756	10.79%	≥$ 5,844	≥4.0%	≥$ 7,304	≥5.0%
Risk-Weighted Assets:	$110,852
Average Assets:	$146,089
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital June 30, 2009		$15,822
Plus: Unrealized Gain/Loss on Investments		(65)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital June 30, 2009		$15,756
Plus: Allowance for loan losses		1,205
Total Risk-based Capital June 30, 2009		$16,961

At December 31, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,706	15.05%	≥$8,878	≥8.0%	≥$11,098	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,536	14.00%	≥$4,439	≥4.0%	≥$ 6,659	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,536	11.57%	≥$5,370	≥4.0%	≥$ 6,713	≥5.0%
Risk-Weighted Assets:	$110,977
Average Assets:	$134,261
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2008		$15,390
Plus: Unrealized Gain/Loss on Investments		147
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital December 31, 2008		$15,536
Plus: Allowance for loan losses		1,170
Total Risk-based Capital December 31, 2008		$16,706

Stock Repurchase Plan

On April 28, 2009, the Company’s Board of Directors authorized the completion of the previous 10% stock repurchase plan (29,657 shares) and the repurchase of up to 142,341 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  The current repurchase authorization will remain in effect until all shares have been repurchased or until the Company terminates the authorization.  Purchases under the program will be conducted solely through a Rule 10b5-1 repurchase plan with Stifel, Nicolaus & Company, Incorporated and will be based upon the parameters of the Rule 10b5-1 repurchase plan.   The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal trading blackout period.

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

Item 1A .  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At June 30, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 Through April 30, 2009	-	-	128,500	171,998
May 1, 2009 through May 31, 2009	4,000	$8.50	132,500	167,998
June 1, 2009 through June 30, 2009	31,400	$8.63	163,900	136,598
Total	35,400	$8.57

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual Meeting of Shareholders of North Penn Bancorp, Inc. on May 26, 2009.
 The results of the items submitted for a vote are as follows:
The following two Directors were elected for a term of three years, expiring in 2012-

Name	Votes for	Votes withheld
Herbert C. Kneller	997,172	158,896
Frank H. Mechler	1,003,302	152,766

The approval of the North Penn Bancorp, Inc’s 2009 Equity Incentive Plan.

Votes for:	567,330
Votes against:	231,684
Votes abstained:	50,970

The ratification of the appointment of McGrail Merkel Quinn & Associates as the independent  registered public accounting firm of North Penn Bancorp, Inc. for the fiscal year ending December 31, 2009.

Votes for:	1,115,293
Votes against:	29,456
Votes abstained:	11,319

Item 5   Other Information.

None

Item 6.   Exhibits.

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s form 10-K filed with the commission on March 31, 2009)
4	Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
31.1	Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
31.2	Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification
32.1	Section1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Penn Bancorp, Inc

Dated:	August 14, 2009	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	August 14, 2009	/s Robin R. Weikel
Robin R. Weikel Chief Financial Officer