Form 10-Q
period 2009-09-30
North Penn Bancorp Inc
filed 2009-11-16
CIK 1401434

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 13, 2009 the issuer had 1,349,071 shares of common stock, par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$1,951	$1,604
Interest bearing deposits at other financial institutions	567	43
Total cash and cash equivalents	2,518	1,647
Federal funds sold	10,350	627
Investment securities, available for sale	19,548	20,293
Equity securities at cost, substantially restricted	1,143	1,090
Loans, net of allowance for loan losses of $1,243 in 2009 and $1,170 in 2008	109,450	106,106
Loans held for sale	-	684
Bank premises and equipment – net	3,985	4,126
Accrued interest receivable	687	676
Cash surrender value of life insurance	2,978	2,864
Deferred income taxes	390	657
Other real estate owned	204
Other assets	225	220
TOTAL ASSETS	$151,478	$138,990

LIABILITIES:
Deposits:
Non-interest bearing deposits	$6,697	$6,985
Interest bearing demand deposits	47,563	48,468
Interest bearing time deposits	65,089	43,700
Total deposits	119,349	99,153
Other borrowed funds	12,000	19,648
Accrued interest and other liabilities	944	891
TOTAL LIABILITIES	132,293	119,692

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,581,571shares issued in 2009 and 2008; outstanding: 1,370,271 in 2009 and 1,478,571 in 2008	158	158
Additional paid-in capital	13,550	13,480
Retained earnings	8,134	7,905
Unearned ESOP shares	(980)	(980)
Accumulated other comprehensive income/ (loss)	58	(460)
Treasury Stock at cost, shares: 211,300 in 2009 and 103,000 in 2008	(1,735)	(805)
TOTAL STOCKHOLDERS’ EQUITY	19,185	19,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,478	$138,990

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2009 and 2008
(In thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest on loans	$5,114	$5,130	$1,700	$1,731
Interest on federal funds sold	5	93	2	32
Interest on tax exempt investments	222	216	74	73
Interest on investments	338	278	104	124
Dividends on investments	35	56	20	15
Total interest income	5,714	5,773	1,900	1,975
INTEREST EXPENSE
Interest on deposits	1,896	2,089	629	662
Interest on short-term borrowings	10	15	-	-
Interest on long-term borrowings	462	469	154	159
Total interest expense	2,368	2,573	783	821

NET INTEREST INCOME	3,346	3,200	1,117	1,154

PROVISION FOR LOAN LOSSES	135	31	45	-

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,211	3,169	1,072	1,154

OTHER INCOME
Service charges and fees	111	103	38	37
Other operating income	89	80	35	28
Earnings on bank owned life insurance	118	64	38	19
Gain on sale of securities	-	2	-	2
Net gain on sale of loans	14	1	-	-
TOTAL OTHER INCOME	332	250	111	86

OTHER EXPENSE
Salaries and employee benefits	1,616	1,544	527	506
Occupancy and equipment expense	451	502	146	161
Other operating expenses	753	694	232	243
FDIC insurance premiums	196	9	43	4
Loss from accounting errors	-	475	-	-
TOTAL OTHER EXPENSE	3,017	3,224	948	914

INCOME BEFORE INCOME TAXES	527	195	235	326

INCOME TAX EXPENSE	160	40	90	120

NET INCOME	367	155	145	206
OTHER COMPREHENSIVE INCOME/(LOSS):
Unrealized holding gain arising during period, net of income tax	518	(518)	413	(420)
COMPREHENSIVE INCOME(LOSS)	$885	$(363)	$568	$(214)
Weighted average number of shares outstanding	1,400,044	1,536,761	1,365,371	1,536,761
Earnings per share, basic and diluted	$0.26	$0.10	$0.11	$0.13
Dividends per share	$0.09	$0.09	$0.03	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(In thousands)

	2009	2008
Operating Activities:
Net income	$367	$155
Items not requiring (providing) cash
Depreciation	174	192
Provision for loan losses	135	31
Amortization of securities (net of accretion)	28	15
Increase in cash surrender value of life insurance	(118)	(2)
Net realized gain on securities	-	(2)
Net realized gain on sale of bank premises and equipment	-	(2)
Net realized gain on sale of loans	(14)	(1)
Changes in:
Accrued interest income and other assets	(16)	(212)
Accrued interest expense and other liabilities	126	151
Net Cash Provided By Operating Activities	682	325

Investing Activities:
Purchase of bank premises and equipment	(32)	(137)
Proceeds from sale of bank premises and equipment	-	11
Proceeds from sale of other real estate	-	100
Purchase of securities “available for sale”	(2,749)	(9,724)
Sales of securities “available for sale”	70	28
Federal funds sold, net	(9,723)	(4,230)
Matured or called securities “available for sale”	2,593	940
Redemptions of mortgage-backed securities “available for sale”	1,589	1,079
(Purchase) redemption of restricted stock	(53)	279
Net increase in loans to customers	(3,683)	(2,544)
Proceeds from sale of loans	698	776
Net Cash Used In Investing Activities	(11,290)	(13,422)

Financing Activities:
Increase in deposits	20,196	18,911
Decrease in borrowed funds	(7,648)	(5,879)
Treasury stock purchased	(931)	-
Cash dividends paid	(138)	(95)
Net Cash Provided By Financing Activities	11,479	12,937
Net Increase (Decrease) In Cash and Cash Equivalents	871	(160)

Cash and Cash Equivalents, January 1	1,647	3,178
Cash and Cash Equivalents, September 30	$2,518	$3,018

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$2,366	$2,493
Income taxes	112	116

Non-cash investing and financing activities:
Unrealized gains (losses) on securities	$786	$(784)

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Accordingly, they do not include all of the information and footnotes required by us, generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included.

Recent Accounting Pronouncements

FASB ASC 820-10-In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, (FASB Staff Position No. 157-2).  The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on North Penn Bank’s consolidated financial position or results of operations.

FASB ASC 805-In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No. 141(R)-Business Combinations).  The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquirer, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new standard became effective for the Company on January 1, 2009.

FASB ASC 810-10-In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160-Non-controlling Interest in Consolidated Financial Statements- an amendment of ARB No. 51).  FASB ASC 810-10 requires the ownership interest in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from parent’s equity.  It also requires the amount of consolidated net income attributable to the parent and the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income.  The new standard became effective for the Company on January 1, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operation.

FASB ASC 815-10-In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161-Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133).  FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The new standard became effective for the Company on January 1, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations and the required disclosures have been included.

FASB ASC 855- In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165-Subsequent Events).  FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date.  FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated.  The Company adopted this standard for the interim reporting period ending June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 860- In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and servicing (Statement No. 166- Accounting for Transfers of Financial Assets- an amendment of FASB Statement No. 140).  The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset.  The new standard will become effective for the Company on January 1, 2010.  The Company is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

FASB ASC 810-10- In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167- Amendments to FASB Interpretation No. 46(R)).  The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated.  FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.  This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosure that provides more transparent information about an entity’s involvement with a variable interest entity.  The new guidance will become effective for the Company on January 1, 2010 and the Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

SAB 112- In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”).  SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with the recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141(R) and SFAS No. 160).  SAB 112 was effective for the Company as of June 30, 2009.  There was no material impact to North Penn Bank’s consolidated financial position or results of operations upon adoption.

FASB ASC 323-In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments-Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations).  The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments.  An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment.  An equity investor shall account for a share issuance by an investee as if the investor had sold proportionate share of its investment, with any gain or loss recognized in earnings.  The new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 350-In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles-Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets).  The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement.  The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset.  A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to that asset.  The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset.  The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operation.

FASB ASC 260-10-In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities).  This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share.  Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share.  The two-class method is an earning allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings.  This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10- In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures.  The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used.  The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10- In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures.  The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies.  The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the ability to redeem an investment on the measurement date.  This update becomes effective for the Company for interim and annual reporting periods ending after December 15, 2009.  The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Transfers involving sales with the Bank acting as principal are accounted for in accordance with FASB ASC 860-Transfers and Servicing, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), with the recognition of gains and losses on the sale and related mortgage servicing rights.

The credit enhancement feature of the MPF Program is accounted for by the Bank as a financial guarantee in accordance with FASB ASC 460-Guarantees, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45) and reported on the balance sheet at its initial fair value.  Subsequent changes in the recorded guarantee amount would result from termination of any portion or all of the guarantee, additional guarantees being issued or increases in the expected losses resulting from the guarantee.  Such changes in recorded amounts are recognized in the consolidated statements of income or as an increase in the offsetting guarantee fees receivable account in the case of additional guarantees being issued.

Certain items in the 2008 consolidated financial statements have been reclassified to conform to the 2009 financial statement presentation.  Such reclassifications had no effect on the consolidated net income or financial condition.

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

The amortized cost and fair value of investment securities at September 30, 2009 and December 31, 2008 are as follows:

Available-for-Sale
September 30, 2009
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,500	$26	$-	$1,526
Mortgage-backed securities	2,990	108	-	3,098
State & political subdivisions	8,422	345		8,767
Other bonds	4,940	155	137	4,958
Total debt securities	17,852	634	137	18,349
Equity securities	1,608	9	418	1,199
Total Available-for-Sale	$19,460	$643	$555	$19,548

Available-for-Sale
December 31, 2008
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$3,000	$16	$-	$3,016
Mortgage-backed securities	5,074	68	-	5,142
State & political subdivisions	8,529	20	338	8,211
Other bonds	3,017	38	189	2,866
Total debt securities	19,620	142	527	19,235
Equity securities	1,371	11	324	1,058
Total Available-for-Sale	$20,991	$153	$851	$20,293

All of the Company’s investment securities were classified as available-for-sale at September 30, 2009 and December 31, 2008.

The gross fair value and unrealized losses of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009, are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	-	-	-	-	-	-
Other securities	462	(47)	872	(90)	1,334	(137)
Equity securities	432	(72)	595	(346)	1,027	(418)
Total	$894	$(119)	$1,467	$(436)	$2,361	$(555)

The above table at September 30, 2009 includes 19 securities that have unrealized losses for less than 12 months and 35 securities that have been in an unrealized loss position for 12 or more months.

The Company invests in debt securities of the U.S. government, U.S. agencies, U.S. sponsored agencies, obligations of states and political subdivisions and corporate obligations.  Changes in market value of all debt securities can result from changes in interest rates.  Changes in credit quality can affect securities of states and political subdivisions and corporate obligations.  Because the changes in market value of debt securities is due to changes in interest rates, and since the Company does not intend to sell the securities and it is more likely than not that the Company will not have to sell the securities before recovery of their cost basis, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The Company invests in equity securities of other banks through its subsidiary, Norpenco, Inc.  Management has evaluated the near-term prospects of the issuers with unrealized losses in relation to the severity and duration of the impairment.  Based on that evaluation, and the Bank’s ability to hold these stocks for a reasonable period of time sufficient for a forecasted recovery of cost, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

3.	Loans

	September 30, 2009	December 31, 2008
	(In thousands)
Real estate mortgages:
Construction and land development	$-	$546
Residential, 1 – 4 family	46,485	44,986
Residential, multi-family	1,113	1,147
Commercial	56,126	53,448
Total real estate mortgages	103,724	100,127
Commercial	2,812	1,796
Consumer	4,158	5,353
Total loans	110,694	107,276
Allowance for loan losses	1,243	1,170
Total loans, net	$109,450	$106,106

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1.5 million at September 30, 2009, compared to $1.1 million at December 31, 2008.

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$1,170	$1,171
Charge-offs:
Commercial	50	-
Real estate mortgages	-	3
Consumer	22	47
Total	72	50
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	10	18
Total	10	18
Net charge-offs	62	32
Provision charged to operations	135	31
Balance at end of period	$1,243	$1,170

4.	Other Borrowings

The Bank has a line of credit agreement with the FHLB for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.  At September 30, 2009, this line of credit had a zero balance.

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

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed by FASB ASC 260-10 Earnings per Share, SFAS No. 128, Earnings Per Share (SFAS 128).  Diluted earnings per share at September 30, 2009, includes common shares issuable upon exercise of employee stock options as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008
Income (Numerator)	$367,000	$155,000	$145,000	$206,000
Shares (Denominator)
Basic shares outstanding	1,400,044	1,536,761	1,365,371	1,536,761
Effective of dilutive shares	-	728	-	728
Diluted shares outstanding	1,400,044	1,537,489	1,365,371	1,537,489

Earnings per share
Basic	$0.26	$0.10	$0.11	$0.13
Diluted	$0.26	$0.10	$0.11	$0.13

6.	Omnibus Stock Option Plan

Stock-based compensation is accounted for in accordance with FASB ASC 718-10-Compensation Stock Compensation, SFAS No. 123(R), Share-Based Payment. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the standard, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with FASB ASC 505-50 Equity Based Payments to Non-Employees, Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period, using the straight-line method.

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

On May 26, 2009, the Company’s stockholders approved the Company’s 2009 Equity Incentive Plan (the 2009 plan).  The Company has reserved 119,000 shares of common stock for future issuance upon the grant or exercise of awards made pursuant to the plan.  Of the 119,000 shares, 85,000 is the maximum number of shares of common stock which may be issued upon the exercise of options to purchase shares of common stock, while 34,000 is the maximum that may be distributed upon the vesting of stock awards.  As of September 30, 2009, no awards had been made under the 2009 plan.

A summary of the status of the Company’s stock options as of September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, January 1, 2009	62,879	$9.11
Granted	1,000	$8.50
Exercised	-	-
Forfeited	-	-
Outstanding, September 30, 2009	63,879	$9.10
Exercisable, September 30, 2009	22,620	$9.60

The following table summarizes all stock options outstanding as of September 30, 2009:

	Options Outstanding
Date Issued	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
September 26, 2006	25,116	$10.19	7.0
October 23, 2007	3,766	$9.95	8.1
May 28, 2008	33,997	$8.25	8.7
May 11, 2009	1,000	$8.50	9.5

A summary of non-vested shares as of September 30, 2009 is as follows:

	Options:		Awards:
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested, January 1, 2009	52,080	$3.40	22,992	$8.47
Issued	1,000	2.70	500	8.50
Vested	(11,822)	3.18	(4,949)	8.59
Forfeited	-		-
Nonvested, September 30, 2009	41,258	$3.45	18,543	$8.44

The compensation expense recognized for awards under the Company’s equity plans at September 30, 2009 and 2008 was $71,000 and $46,000, respectively.

As of September 30, 2009, there was approximately $277,000 of total unrecognized compensation cost related to options and nonvested stock awards granted under the Company’s equity plans.  The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

7.	Guarantees

FASB ASC 460 Guarantees, FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB ASC 450 Contingencies, SFAS No. 5, Accounting for Contingencies (FAS 5).  FIN 45 also requires a guarantor to make significant new disclosures even when the likelihood of making any payments under the guarantee is remote.

On September 16, 2009, the Bank renewed the Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLB, which was originally executed on September 2006 to deliver $10.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans.  The term of the Commitment and guarantee per the Master Commitment is through September 16, 2010. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $225,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings.  Any future recoveries on any losses would not be paid by the FHLB under the Commitment.  The Bank has not experienced any losses under these guarantees.

8.	Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the nine-months ended September 30, 2009 and the year ended December 31, 2008 (dollars in thousands):

	2009	2008
Beginning balance	$1,327	$1,334
Additions	4	647
Collections	(72)	(654)
Ending balance	$1,259	$1,327

9.	Retirement Plans

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

In March, 2009, the Board of Directors approved an increase in matching employees’ contributions within the Bank’s existing 401k plan from 50% of the first 6% to 100% of the first 6% as of April 1, 2009.  It is estimated that the increased cost of higher matching will be approximately $42,000 for 2009.

10.	Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820 Fair Value Measurements and Disclosures, SFAS No. 157, Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position FASB ASC 820 Fair Value Measurements and Disclosures (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  The standard, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased.  The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

A list of factors is provided that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820-Fair Value Measurements and Disclosures.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The FSP provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This FSP is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.

 FASB ASC 820-Fair Value Measurements and Disclosures establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

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

Level III:       Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation

Investments available for sale are recorded at fair value on a recurring basis.  Other real estate owned is recorded at fair value on a non-recurring basis.  Values are estimated using Level 3 inputs, based on the lower of cost or market.

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

Off-balance-sheet instruments:  The fair value of letters of credit is based on fees currently charged for similar agreements.

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2009 by level within the fair value hierarchy. As required by FASB ASC 820 Fair Value Measurements and Disclosures, SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  There were no changes during 2009 in Level III assets.

Assets measured at fair value on a recurring basis (in thousands):

	September 30, 2009
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,136	$18,349	$63	$19,548

        Assets measured at fair value on a non-recurring basis (in thousands):

	September 30, 2009
	Level I	Level II	Level III	Total
Assets:
Other Real Estate Owned	$-	$-	$204	$204

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	2,518	2,518	1,647	1,647
Investments available for sale	19,548	19,548	20,293	20,293
Restricted equity securities	1,143	1,143	1,090	1,090
Loans	110,693	110,438	102,276	111,291
Accrued interest receivable	687	687	676	676
Total financial assets	134,589	134,334	130,982	134,997

Financial liabilities:
Deposits	119,349	120,004	99,153	99,577
Other borrowings	12,000	12,454	19,648	20,701
Accrued interest payable	254	254	251	251
Total financial liabilities	131,603	132,712	119,052	120,529
Off-balance sheet liabilities:	-	-	-	-
Standby letters of credit	2,010	2,010	-	-

11.	Subsequent Events

In connection with preparation of these financial statements, the Company has evaluated events and transactions through November 16, 2009, which is the date the financial statements were available to be issued.

On November 4, 2009, the Company issued restricted stock grants totaling 17,611 and stock options covering 41,872 to various directors and employees.

For the year ended December 31, 2008, the Company recorded a “Loss due to Accounting Errors” of $475,000.  This loss resulted from discrepancies within our primary correspondent account that were intentionally hidden by a former employee.  The Company submitted a claim for this loss to its insurance carrier, which the insurance carrier has acknowledged is covered.  Net of deductible, the Company expects to receive approximately $468,000 in the fourth quarter of this year.

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

Financial Condition

Our total assets increased $12.5 million, or 9.0%, from $139.0 million at December 31, 2008 to $151.5 million at September 30, 2009.  Significant changes in asset totals from December 31, 2008 to September 30, 2009 included an increase of $9.7 million in Federal funds sold.

Our overall loan portfolio increased a net of $3,344,000 or 3.2%, since December 31, 2008.  Consumer loans decreased $1,195,000 from $5.4 million at December 31, 2008 to $4.2 million at September 30, 2009, as the Bank has chosen not to aggressively pursue that segment of loans. Commercial real estate loans have increased $2,678,000 from $53.4 million at December 31, 2008 to $56.1 million at September 30, 2009. Residential mortgages increased $1,465,000 from December 31, 2008, and commercial loans not secured by real estate increased $1,016,000.

Investment securities decreased $745,000, or 3.7%, to $19.5 million from $20.3 million since December 31, 2008. The Company had securities in the amount of $1,600,000 called and $993,000 matured during the first nine months. The Company also purchased $304,000 in equity securities and $2,445,000 in corporate bonds, during 2009.

The allowance for loan loss increased $73,000 during the nine months ended September 30, 2009. The provision for loan losses amounted to $135,000 for the first nine months of 2009. Subtracting from the provision were charge-offs of $50,000 for a commercial loan and $22,000 for consumer loans.  The Bank was able to recover approximately $10,000 during the same period. Management assesses the adequacy of the allowance for loan losses through a quarterly analysis of the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.12% at September 30, 2009 and   1.09% at December 31, 2008. We are constantly monitoring credit quality so that we can respond quickly to any deterioration with action to include required collection efforts and increased allowance for loan loss protection, if deemed necessary.

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

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, totaled $1.5 million at September 30, 2009, compared to $1.1 million at December 31, 2008. The ratio of non-performing loans to total loans was 1.35% and 1.03% at September 30, 2009 and December 31, 2008, respectively.

Total deposits increased $20.2 million, or 20.4%, to $119.3 million at September 30, 2009 from $99.2 million at December 31, 2008. Non-interest bearing deposits decreased slightly to $6.7 million at September 30, 2009 from $7.0 million at December 31, 2008, while time deposits increased $21.4 million to $65.1 million at September 30, 2009 from $43.7 million at December 31, 2008. Interest bearing demand deposits decreased $0.9 million, or 1.9%.  The significant growth in new money consisted primarily of thirteen month time deposits.  A slight premium rate was initially offered due to anticipated growth in commercial real estate loans.  The opportunity to cross sell lower cost deposit products also factored into this strategy.  When it became apparent that the growth in the time deposit product exceeded our expectations of the growth in loan, we eliminated the slight premium in that rate previously offered.  However, the robust deposit growth continued due to customer orientation away from the stock market and problematic larger institutions.  Deposit growth has since abated and we anticipate that loans in our pipeline will eventually reduce our excess liquidity.

Borrowings decreased $7.6 million, or 38.9%, from $19.6 million at December 31, 2008 to $12.0 million at September 30, 2009. The Company fully paid down our overnight borrowings, leaving only two long term FHLB borrowings.

Results of Operations

Comparison of the Three Month and Nine Month Periods Ended September 30, 2009 and 2008

Net income for the nine months ended September 30, 2009 totaled $367,000, compared to $155,000 for the same period in 2008.  Net income for the nine months of 2008 was negatively affected by a $475,000 pre-tax loss due to accounting errors within the Bank’s primary correspondent bank account.  For the three months ending September 30, 2009, the Company had net income of $145,000 compared to the net income of $206,000 for the quarter ended September 30, 2008.  The difference in net income for the third quarter of 2009 resulted from the FDIC premium increase of approximately $30,000 compared to 2008 and an increase in salaries and benefits of $21,000 over the prior year.

Net interest income increased $146,000 or 4.6%, to $3.3 million for the first nine months of 2009 from $3.2 million for the same period in 2008.  Net interest income for the third quarter ended September 30, 2009 decreased $37,000, or 3.2%, as compared to the quarter ended September 30, 2008.

The Company’s interest income for the nine months of 2009 decreased $59,000 or 1.0% to $5.7 million from $5.8 million for the same period in 2008.  Loan interest and fee income decreased $30,000 or 1.8% to $1.7 million for the third quarter ended September 30, 2009.  Interest income from federal funds sold was $5,000 for the nine months ended September 30, 2009, and during the same period in 2008, the Company realized $93,000.  The reduction is due to the lower rates that are paid for federal funds during this period.  Interest on investments increased $60,000 or 21.6%, to $338,000, from $278,000 at the same period in 2008.

For the nine months ended September 30, 2009, interest expense decreased $205,000, or 8.0%, to $2.4 million in 2009 from $2.6 million in 2008.  Interest expense during the third quarter decreased $38,000, or 4.6%, to $783,000 in 2009 from $821,000 in 2008.  For the nine months ended September 30, interest on deposits decreased $193,000, or 9.2%, from $2.1 million to $1.9 million in 2009 due to lower interest rates.  Interest on deposits for the third quarter of 2009 decreased $33,000, or 5.0% to $629,000.  This was an effect of lower rates being offset by greater volumes.

Other income for the three months ended September 30, 2009 increased $25,000, or 29.1%, to $111,000 in 2009 from $86,000 in 2008.  The increase in other income was primarily attributable to higher income from bank owned life insurance.  Total other expenses increased $34,000 or 3.7% to $948,000 in 2009 from $914,000 in 2008.  Salaries and employee benefits increased $21,000 or 4.2% to $527,000 in 2009 from $506,000 in 2008.  Occupancy and equipment expense decreased $15,000, or 9.3%, to $146,000 in 2009 from $161,000 in 2008, while other expenses increased $28,000 or 11.3% to $275,000 in 2009 from $247,000 in 2008.  The increase in expense was mainly due to the increased and special FDIC assessment of $187,000.

For the nine months ended September 30, other income increased $82,000 or 32.8% to $332,000 in 2009 from $250,000 in 2008.  The majority of the increase is due to the $14,000 gain on the sale of loans and the higher income from bank owned life insurance.  Total other expenses decreased $208,000, or 6.5%, to $3.0 million in 2009 compared to $3.2 million in 2008.  Salaries and employee benefits increased $72,000, or 4.7%, while occupancy and equipment expense decreased $51,000, or 10.2%, to $451,000 in 2009 from $502,000 in 2008.  Other expenses increased $246,000 or 35.0% to $949,000 in 2009 from $703,000 in 2008.  The 2009 other expense category was negatively impacted by the increase in FDIC assessments of $187,000.

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

The Bank’s cash and cash equivalents increased $871,000 for the nine months ended September 30, 2009.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

North Penn Bank's capital ratios at September 30, 2009 and December 31, 2008 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

			For capital adequacy		To be well capitalized Under prompt corrective action
	Actual		purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$17,351	15.33%	>$ 9,151	>8.0%	>$11,439	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,108	14.08%	>$ 4,576	>4.0%	>$ 6,863	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,108	10.65%	>$ 6,048	>4.0%	>$ 7,560	>5.0%
Risk-Weighted Assets:	$114,389
Average Assets:	$151,209
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital September 30, 2009		$16,437
Plus: Unrealized Gain/Loss on
Investments		(328)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital September 30, 2009		$16,108
Plus: Allowance for loan losses		1,243
Total Risk-based Capital September 30, 2009		$17,351

At December 31, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,706	15.05%	>$8,878	>8.0%	>$11,098	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,536	14.00%	>$4,439	>4.0%	>$ 6,659	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,536	11.57%	>$5,370	>4.0%	>$ 6,713	>5.0%
Risk-Weighted Assets:	$110,977
Average Assets:	$134,261
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2008		$15,390
Plus: Unrealized Gain/Loss on
Investments		147
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital December 31, 2008		$15,536
Plus: Allowance for loan losses		1,170
Total Risk-based Capital December 31, 2008		$16,706

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

As a result of the loss from accounting errors in 2008, management has made progress in developing various improvements to the Company’s internal control over financial reporting.  The Audit Committee of the Board of Directors and all members of the senior management team through the Financial Statement Disclosure Committee have taken an active role in evaluating policies, procedures and controls in the accounting and financial reporting areas.  The reconcilement function has been reevaluated and specific responsibilities, the frequency and review process are in place.  Access rights to various accounting functions within the Bank’s core processing/accounting system are being reevaluated.  Management oversight has been enhanced over the general ledger entry function, both as to ensuring that proposed entries are reviewed for propriety and authority level, as well as review of accounting reports that result after the entries have been processed.  A comprehensive policy is in effect which will provide guidance to accounting personnel, senior management and the Audit Committee.  Based upon this evaluation, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A .   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At September 30, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 Through July 31, 2009	8,500	8.72	172,400	128,098

August 1, 2009 through August 31, 2009	14,000	$8.86	186,400	114,098

September 1, 2009 through September 30, 2009	24,900	$8.90	211,300	89,198

Total	47,400	$8.86

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

Item 3.        Defaults Upon Senior Securities.

None

Item 4.       Other Information.

None

Item 5.       Exhibits.

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s form 10-K filed with the commission on March 31, 2009)
4	Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
31.1	Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
31.1	Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Penn Bancorp, Inc

Dated:	November 16, 2009	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	November 16, 2009	/s Robin R. Weikel
Robin R. Weikel Chief Financial Officer