Form 10-K
period 2009-12-31
North Penn Bancorp Inc
filed 2010-03-31
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

☐    TRANSITION REPORT PURSUANT TO UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-52839

NORTH PENN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Pennsylvania	26-0261305
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 Adams Avenue, Scranton, Pennsylvania	18503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(570) 344-6113

Securities registered pursuant to Section 12(b) of the Act:	None

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s common stock held by non-affiliates on December 31, 2009, based on the closing price of such stock on that date totaled $10,810,188

The number of shares of common stock outstanding as of March 15, 2010 was 1,327,271.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s definitive proxy statement relating to the 2010 Annual Meeting of Stockholders, to be held on May 25, 2010, are incorporated by reference in Part III.

North Penn Bancorp, Inc.
Form 10-K
INDEX

II

FORWARD-LOOKING STATEMENTS

Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995

North Penn Bancorp, Inc. makes forward-looking statements in this report.  These forward-looking statements may include: statements of goals, intentions and expectations; estimates of risks and of future costs and benefits; assessments of probable loan losses; assessments of market risk; and statements of the ability to achieve financial and other goals.  Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made. The Company does not assume any duty and does not undertake to update its forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that the Company anticipated in its forward-looking statements and future results could differ materially from historical performance.

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

PART I

ITEM 1. BUSINESS

Corporate History

North Penn Bank was organized on February 28, 1877 as The German Building Association of Scranton.  The institution eventually became North Penn Savings and Loan Association.  On October 1, 2003, North Penn converted from a Pennsylvania state-chartered savings association to a Pennsylvania state-chartered savings bank and changed its name to North Penn Bank (the “Bank”).  .  North Penn Bancorp, Inc. (the “Company”) was organized on November 22, 2004 in anticipation of the mutual holding company reorganization and minority stock issuance of North Penn Bank. The mutual holding company reorganization and minority stock issuance was completed on June 1, 2005.  In the stock issuance, the Company sold 44.1% of its outstanding shares of common stock to the public, issued 53.9% of its outstanding shares of common stock to North Penn Mutual Holding Company, the mutual holding company parent of the Company and the Bank, and contributed 2% of its outstanding shares of common stock to North Penn Charitable Foundation.

The “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure was consummated on October 1, 2007, at which time the shares held by North Penn Mutual Holding Company were sold in an offering to certain depositors of the Bank and others. The Company exchanged shares of its common stock for the then issued and outstanding shares of prior North Penn Bancorp, Inc., the mid-tier holding company for the Bank, held by persons other than North Penn Mutual Holding Company. As a result of the conversion, the current North Penn Bancorp is the successor to the original North Penn Bancorp.  The Company’s common stock trades on the OTC Bulletin Board under the symbol “NPBP.OB”.

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

As of December 31, 2009, the Bank employed 36 full-time and 10 part-time employees.   None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Management Strategy

We operate as an independent community bank that offers a broad range of customer-focused financial services as an alternative to large regional, multi-state banks in our market area. Management has invested in the infrastructure and staffing to support our strategy of serving the financial needs of businesses, individuals and municipalities in our market area focusing on core deposit generation and quality loan growth which provides a favorable platform for long-term sustainable growth. Highlights of management’s business strategy are as follows:

Operating as a Community Bank.  We are a community bank that strives to deliver unmatched personal service and value to customers and shareholders. Our employees are united by a proud tradition of delivering excellent customer service.   As an independent community bank, we emphasize the local nature of our decision-making to respond more effectively to the needs of our customers while providing a full range of financial services to the businesses, individuals, and municipalities in our market area. We desire to preserve the integrity and traditional values in the way we conduct business as we achieve consistent, quality financial performance.  As a result, we are able to provide, at the local level, the financial services required to meet the needs of the majority of existing and potential customers in our market.

Enhancing Customer Service. We are committed to providing superior customer service as a way to differentiate us from our competition.  In addition, we offer multiple access channels to our customers, including our branch and ATM network and internet banking.

Growing and maintaining a Diversified Loan Portfolio. We offer a broad range of loan products to commercial businesses, real estate owners, developers and individuals. We have experienced commercial lenders in place to attract commercial loans, which we are pursuing to balance our large portfolio of residential mortgages.  We are actively pursuing business relationships by capitalizing on the experience of our lending team, as well as existing customers, to develop deposit and lending relationships which emphasize service.  We have experienced consistent and significant growth in our commercial loan portfolio while continuing to provide residential mortgage and consumer lending services. As a result, we believe that we have developed a high quality diversified loan portfolio with a favorable mix of loan types, maturities and yields.

Expanding our Banking Franchise. Management intends to continue the expansion of the banking franchise and to increase the number of customers served and products used by businesses and consumers in our market area. Our strategy is to deliver exceptional customer service, which depends on multiple access channels, as well as courteous personal contact from a trained and motivated workforce. This approach has resulted in a relatively high level of core deposits, which drives our overall cost of funds.

Market Area

We are headquartered in Scranton, Pennsylvania, which is located in Northeastern Pennsylvania.  In addition to our main office in center city Scranton, we operate four branch offices, located in Scranton, Clarks Summit, Stroudsburg and Effort, Pennsylvania.  We consider our primary market area to include Lackawanna and Monroe Counties, and to a lesser extent, certain areas of the adjoining counties.

Competition

Banking is a very competitive business, with both large and small banks competing for the same customers.  In addition, non-bank competitors, such as brokerage firms, credit unions, insurance companies and mortgage brokers, are offering customers loan and deposit services.  Legislative, regulatory and technological changes in the financial services industry have created these new competitors, and will continue to do so in the future. Technological advances have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which increases competition in the financial services industry

Executive Officers of the Registrant

Name	Age	Principal Occupation for Past Five Years

Frederick L. Hickman	54	President, Chief Executive Officer of North Penn Bancorp and North Penn Bank.

Thomas J. Dziak	54	Executive Vice President – Senior Lending Officer of North Penn Bancorp and North Penn Bank.

Thomas A. Byrne	49
Senior Vice President – Commercial Lending Officer of North Penn Bancorp and North Penn Bank. Prior to joining North Penn Bank in January of 2005, Mr. Byrne served as a vice president and commercial loan officer at Community Bank & Trust.

Christe A. Casciano Sr.	53
Senior Vice President – Chief Technology and Risk Officer of North Penn Bancorp and North Penn Bank.  Prior to joining North Penn Bank in April of 2007, Mr. Casciano served as Vice President and Director of Marketing at  Penn Security Bank and Trust Co.

Joseph F. McDonald	55
Senior Vice President – Chief Financial Officer of North Penn Bancorp and North Penn Bank.  Prior to joining North Penn Bank, Mr. McDonald was Senior Vice President of National Penn Bancshares in Boyertown, Pennsylvania.  Prior to National Penn Bancshares’s merger with Keystone Nazareth Bank and Trust Company (“KNBT”) in February, 2008, Mr. McDonald served as Senior Vice President, Controller of KNBT.

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

Loan Portfolio

The Bank’s business of making loans is its primary source of income.  Historically, the principal lending activity of the Bank has been the origination of fixed and adjustable rate mortgage (“ARM”) loans collateralized by one- to four-family residential properties located in its market area. The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans which typically have higher yields than traditional one- to four-family loans
 .
In recent years, the Bank has increased its emphasis on commercial lending and has actively pursued small business accounts.

Commercial Loans

Our commercial lending consists primarily of real estate based loans, including commercial and residential real estate collateral, with conservative loan-to-value ratios and the ability to repay based on operating cash flow. The Bank has continued developing the commercial business loan program.  The purpose of this program is to increase the Bank’s interest rate sensitive assets, increase interest income and diversify both the loan portfolio and the Bank’s customer base.  The Bank has two experienced commercial lenders to help in this effort. The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history and the value of the underlying property.  Loan to value ratios are a very important consideration.  Generally, however, commercial real estate loans originated by us will not exceed 80% of the appraised value or the purchase price of the property, whichever is less.  We also make commercial vehicle loans.

Residential Mortgages

The Bank makes fixed and adjustable mortgages and home equity loans on owner occupied residential real estate.  The Bank offers fixed-rate mortgage loans with maturities up to 30 years and less than 20% down payment supplemented with private mortgage insurance. These loans are secured by one- to four-family residences that are located in its primary market area.   All of the mortgages are underwritten to be eligible for resale in the secondary market.

Home equity loans are offered as both closed end loans and lines of credit.  Closed end loans can be fixed rate or adjustable.  Home equity lines of credit have adjustable rates. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80% These loans offer the consumer access to liquidity and lower interest rates, and interest payments may be tax deductible.

Consumer Loans

The Bank offers secured consumer loans, including deposit secured loans, auto loans, and indirect auto loans made through new and used car dealers.  Our procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan. Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2009		2008		2007
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Commercial	$3,368	2.91%	$1,796	1.67%	$2,157	2.19%
Real estate mortgages	108,943	93.89%	100,127	93.34%	88,878	90.31%
Consumer	3,719	3.21%	5,353	4.99%	7,383	7.50%
Total gross loans	116,030	100.00%	107,276	100.00%	98,418	100.00%
Less: allowance for loan losses	1,484		1,170		1,171
Loans, net	$114,546		$106,106		$97,247

The following table sets forth the estimated maturity of the Bank’s loan portfolio as December 31, 2009.  The table does not include prepayments or scheduled principal repayments.

	Within One Year	One-Five Years	Over Five Years	Total
(Dollars in thousands)
Commercial	$116	$797	$2,455	$3,368
Real estate mortgages	6,483	3,307	99,152	108,942
Consumer	348	2,996	376	3,720
Total	$6,947	$7,100	$101,983	$116,030

The following table presents, as of December 31, 2009, the dollar amount of all loans due after December 31, 2010, and whether such loans have fixed or adjustable interest rates.

	Due After December 31, 2010
	Fixed	Adjustable	Total
(Dollars in thousands)
Commercial	$3,252	$-	$3,252
Real estate mortgages	47,685	54,774	102,459
Consumer	3,371	1	3,372
Total	$54,424	$54,775	$109,083

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At December 31, 2009, the Bank had $1.8 million in non-accrual loans as compared with $1.1 million at December 31, 2008.  As of December 31, 2009, for purposes of accounting and reporting in accordance with FASB ASC 310-40 Receivables – Troubled Debt Restructuring by Creditors (SFAS 15), the Bank had no significant troubled debt restructuring.  As of December 31, 2009, for purposes of accounting and reporting in accordance with FASB ASC 310-10.35 Receivables – Subsequent Measurement (SFAS 114), the Bank had $1.8 million in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the date indicated:

	At December 31
(Dollars in Thousands)	2009	2008
Non-accrual commercial	$42	-
Non-accrual commercial mortgage	960	572
Non-accrual residential mortgage	768	500
Non-accrual consumer	4	35
Total non-performing loans	1,774	$1,107
Foreclosed real estate	88	-
Total non-performing assets	$1,862	$1,107

For the period ended December 31, 2009, the bank would have received an additional $44,000 in interest income under the original terms of such loans.

Allowance for Loan Losses

The Bank determines the provision for loan losses through a quarterly analysis of the loan portfolio. The allowance for loan losses is established through provisions for losses charged to earnings.  Loan losses are charged against the allowance when management believes that the collection of principal is unlikely.  Recoveries of loans previously charged-off are credited to the allowance when realized.  The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio.  Management’s evaluations, which are subject to periodic review by the Bank’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions.  Part of management’s review includes risk ratings of commercial loans, and the engagement of an external loan review of all loans over $400,000, insider loans and delinquent loans.  Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on further deterioration in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, and other factors.

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2009. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

(Dollars in thousands)	2009	2008	2007
Balance at beginning of period	$1,170	$1,171	$1,121
Charge-offs:
Commercial	146	-	-
Real estate mortgages		3	-
Consumer	25	47	45
TOTAL	171	50	45
Recoveries:
Commercial	-	-	-
Real estate mortgages	-	-	-
Consumer	10	18	9
TOTAL	10	18	9
Net charge-offs	161	32	36
Provision charged to operations	475	31	86
Balance at end of period	$1,484	$1,170	$1,171

Average loans outstanding, December 31	109,740	$101,543	$96,567
Loan reserve ratios:
Net loan charge-offs to average loans	0.15%	0.03%	0.04%
Allowance as a percentage of total loans	1.28%	1.09%	1.19%

The following table sets forth the breakdown of the allowance for loan losses by loan category as of December 31 for the year indicated:

	2009		2008		2007
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and land development	$-	0.3%	$-	0.5%	$-	0.1%
Residential, 1-4 family	476	40.9%	313	41.9%	310	46.3%
Residential, multi-family	-	0.8%	-	1.1%	-	1.5%
Commercial real estate	963	51.9%	765	49.9%	749	42.4%
Commercial	-	2.9%	-	1.7%	-	2.2%
Consumer	45	3.2%	92	4.9%	112	7.5%
Total	$1,484	100.0%	$1,170	100.0%	$1,171	100.0%

Securities

Securities, primarily U.S. government agency bonds, mortgage-backed, and municipal bonds, totaled $19.4 million or 12.4% of total assets at December 31, 2009 as compared with $20.3 million or 14.6% of assets at December 31, 2008.  The Bank’s securities portfolio is used to assist the Bank in liquidity, asset/liability management and earnings.  Securities can be classified as securities “held-to-maturity” or “available-for-sale.” Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities available-for-sale may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, being included in the Bank’s accumulated other comprehensive income account. At December 31, 2009, accumulated other comprehensive income, a component of shareholders’ equity, was a loss of $2,000 versus a loss of $460,000 at December 31, 2008.  The Bank classifies all new bond purchases as available-for-sale.

The following tables summarize the composition of our investment portfolio as of the date indicated,

Securities Portfolio

	December 31, 2009 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$1,500	$1,518
Mortgage-backed securities	2,662	2,751
State & political subdivisions	8,719	8,855
Other bonds	4,969	5,090
Total debt securities	17,850	18,214
Equity securities	1,591	1,184
Total securities	$19,441	$19,398

	December 31, 2008 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$3,000	$3,016
Mortgage-backed securities	5,074	5,142
State & political subdivisions	8,529	8,211
Other bonds	3,017	2,866
Total debt securities	$19,620	$19,235
Equity securities	1,371	1,058
Total securities	$20,991	$20,293

	December 31, 2007 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$385	$385
Mortgage-backed securities	4,521	4,480
State & political subdivisions	7,026	7,061
Other bonds	500	500
Total debt securities	$12,432	$12,426
Equity securities	1,071	940
Total securities	$13,503	$13,366

The amortized cost and weighted average yield of the Bank’s investment securities at December 31, 2009, by contractual maturity, are reflected in the following table.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2009
	Due in 1 year or less	Due in 1–5 years	Due in 5–10 years	Due after 10 years	Total
(Dollars in thousands)
US Agency securities:
Amortized cost	$1,000	$500	$-	$-	$1,500
Weighted average yield	3.75%	0.79%	%	%	2.76%
State & political subdivisions
Amortized cost	$1,050	$710	$3,187	$3,772	$8,719
Weighted average yield (1)	4.15%	4.26%	3.94%	4.01%	4.02%
Mortgage-backed securities
Amortized cost	$1,146	$-	$975	$541	$2,662
Weighted average yield	4.14%	%	4.70%	4.81%	4.48%
Other bonds
Amortized cost	$494	$3,445	$1,030	-	$4,969
Weighted average yield	2.97%	3.87%	6.88%		4.40%
Total amortized cost	$3,690	$4,655	$5,192	$4,313	$17,850
Total fair value	$3,737	$4,709	$5,382	$4,387	$18,214
Weighted average yield	3.88%	3.55%	4.66%	4.11%

(1)  Yields on tax-exempt securities were adjusted to a tax-equivalent basis using a 34% rate.

Deposits

The Bank’s primary source of funds is retail deposit accounts held primarily by individuals and businesses within our market area. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of interest bearing and non-interest bearing checking accounts, money market, savings and certificate of deposit accounts and also IRA accounts. The Bank’s customer relationship strategy focuses on relationship banking for retail and business customers to enhance their overall experience with us. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. The Bank uses traditional means of advertising our deposit products and generally do not solicit retail deposits from outside its market area. Deposits are primarily obtained from the areas surrounding our branch locations.

The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable:

Distribution of Average Deposits

	Years Ended December 31,
	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$8,653	0.00%	$7,433	0.00%	$8,437	0.00%
Interest bearing demand deposits	10,386	1.24%	10,533	1.76%	8,266	2.32%
Savings and money market deposits	37,149	1.48%	37,524	2.19%	18,742	2.88%
Time deposits	60,305	3.01%	42,545	3.90%	49,201	4.50%
Total deposits	$116,493		$99,900		$84,646

Maturities of Time Deposits of $100,000 and Over

The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 2009:

(Dollars in thousands)	Amount	Percent
Three months or less	$6,950	41.26%
Three to six months	5,284	31.37
Six to twelve months	2,444	14.51
Over twelve months	2,166	12.86
Total	$16,844	100.00%

Total deposits were $124.1 million at December 31, 2009 compared to total deposits of $99.2 million at December 31, 2008 and total deposits of $83.7 million at December 31, 2007.

Short-Term Borrowings

The Bank, as part of its operating strategy, utilizes advances from the FHLBank of Pittsburgh (“FHLB”) as an alternative to retail deposits to fund its operations.  The Bank has a line-of-credit with FHLBank of Pittsburgh for short-term borrowings varying from one day to three years.  Borrowings under this line of credit are secured by qualified assets in the form of a blanket lien.  Interest paid on these short-term borrowings varies based on interest rate fluctuations.  At December 31, 2009, we had not utilized this credit facility.  At December 31, 2008 and December 31, 2007, the line had a balance of $7,648,000 and $5,879,000, respectively.

The following table sets forth information regarding FHLBank of Pittsburgh overnight advances during the years ended.

(Dollars in thousands)	2009	2008	2007
Maximum amount outstanding at any month end	$3,985	$7,648	$11,287
Average amount outstanding	$909	$1,172	$7,804
Weighted average interest rate	1.08%	1.69%	5.11%
Balance outstanding at end of period	$-	$7,648	$5,879
Weighted average interest rate at end of period	-%	0.59%	5.13%

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

Federal Deposit Insurance. North Penn Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77-1/2 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment.  The Federal Deposit Insurance Corporation imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The Federal Deposit Insurance Corporation provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.  The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of North Penn Bank. Management cannot predict what insurance assessment rates will be in the future.

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

We are also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions.  Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%.  In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas.  We were in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2009.

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

Federal Home Loan Bank System.  We are a member of FHLBank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, we are required to purchase and maintain stock in FHLBank of Pittsburgh.  At December 31, 2009, we were in compliance with this requirement.

Loans to One Borrower.  Under Pennsylvania law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution's capital accounts.  An institution's capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses.  As of December 31, 2009, our loans-to-one borrower limitation was $2,500,500 and we were in compliance with such limitation.

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

Qualified Thrift Lender Test. In order for the Company to be regulated by the Office of Thrift Supervision as a savings and loan holding company (rather than by the Federal Reserve Board as a bank holding company) the Bank must meet a qualified thrift lender test.  Under the test, the Bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less:  (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.  Education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  As of December 31, 2009, the Bank met the qualified thrift lender test.

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

ITEM 1A.  Risk Factors

Recent Legislation in Response to Market and Economic Conditions May Significantly Affect Our Operations, Financial Condition, and Earnings.

Instability and volatility in the credit markets has led to the adoption of legislation and regulatory actions which have the potential to significantly affect financial institutions and holding companies, including us.

In response to this financial crisis affecting the banking system and financial markets, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these and other laws and government actions:

•
the U.S. Department of the Treasury, or “Treasury,” has provided capital to financial institutions and adopted programs to facilitate and finance the purchase of problem assets and finance asset-backed securities via the Troubled Assets Relief Program, or “TARP”;

•
the FDIC has temporarily increased the limits on federal deposit insurance with the exception of depository institutions who have voluntarily opted out of the program and has also provided availability of temporary liquidity guarantee, or “TLG”, of all FDIC-insured institutions and their affiliates’ debt, as well as deposits in noninterest-bearing transaction deposit accounts; and

•	the federal government has undertaken various forms of economic stimulus, including assistance to homeowners in restructuring mortgage payments on qualifying loans.

TARP and the TLG are winding down, and the effects of this wind-down cannot be predicted.

In addition, the federal government is considering various proposals for a comprehensive reform of the financial services industry and markets and coordinating reforms with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not have adverse consequences. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  At this time, we cannot fully determine the extent of these effects, or any other effects, on us caused by these and future laws and regulations.  However, they may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs and profitability.

Difficult Market Conditions Have Adversely Affected Our Industry.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets.  Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosure, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may adversely affect our business, financial condition and results of operations.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.  In particular, we may face the following risks in connection with these events:

•
We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities, and increase compliance challenges.

•
Our ability to assess the creditworthiness of our customers or to estimate the values of our assets may be impaired if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. The process we use to estimate losses inherent in our credit exposure or estimate the value of certain assets requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans or impact the value of assets, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

A further deterioration in economic conditions or a prolonged delay in economic recovery areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase further;
•	Problem assets and foreclosures may increase further;
•	Demand for our products and services may decline;
•
Collateral for loans made by us, especially real estate, may decline further in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities may decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral.

Our emphasis on commercial lending may expose us to increased lending risks.

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

A significant amount of our commercial and multi-family real estate loans and commercial business loans are unseasoned, meaning that they were originated recently.  Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability.  Furthermore, these loans have not been subjected to unfavorable economic conditions.  As a result, it may be difficult to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our expectations, which could adversely affect our future performance.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, which was collected on September 30, 2009. In imposing the special assessment, the FDIC noted that additional special assessments may be imposed by the FDIC for future periods.

On November 12, 2009, the FDIC adopted a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate, increased quarterly, through the end of 2012. Under the final rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of

December 30, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they do currently. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system during 2009, 2010, 2011, 2012, or thereafter, pursuant to notice-and-comment rulemaking procedures provided by statute, and therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2010 and for the foreseeable future.

Determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires significant estimates, and actual losses may vary from current estimates.

        The Bank maintains an allowance for loan losses to provide for loans in its portfolio that may not be repaid in their entirety. The determination of the appropriate level of the allowance for loan losses involves a high degree of subjectivity and requires us and the Bank to make significant estimates of current credit risks and future trends, all of which may undergo material changes.

        In evaluating the adequacy of the Bank's allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding the Bank's borrowers' abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, the Bank's actual losses may vary from our current estimates.

Additionally, bank regulators periodically review the Bank's allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in the Bank's allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

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

ITEM 2.  PROPERTIES

The Bank currently conducts its business through its five full-service banking offices in Scranton, Stroudsburg, Clarks Summit and Effort, Pennsylvania.  The Bank owns all of its offices, except for Clarks Summit, which is subject to a renewable lease that expires in 2011.  The net book value of the land, buildings, furniture, fixtures and equipment owned by the Company was $4.0 million as of December 31, 2009.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND REGISTRANT’S ISSUER PURCHASES OF EQUITY SECURITIES

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

2009	Dividends	High	Low	Close
First Quarter	$0.03	$8.00	$6.00	$6.00
Second Quarter	$0.03	$8.80	$6.00	$8.55
Third Quarter	$0.03	$9.25	$8.55	$9.25
Fourth Quarter	$0.03	$9.25	$8.75	$9.25

2008	Dividends	High	Low	Close
First Quarter	$0.03	$9.20	$8.35	$8.50
Second Quarter	$0.03	$9.00	$7.40	$7.40
Third Quarter	$0.03	$8.65	$7.30	$7.75
Fourth Quarter	$0.03	$8.25	$6.95	$7.25

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2010, there were approximately 770 holders of record of our common stock.

Registrar and Transfer, Inc. serves as transfer agent and registrar for our common stock.

On October 1, 2008, North Penn Bancorp, Inc. announced that its Board of Directors authorized a stock repurchase plan for up to 158,157 shares of the Company’s outstanding common stock.

 On April 28, 2009, the Company’s Board of Directors authorized the completion of the previous 10% stock repurchase plan (29,657 shares) and the repurchase of up to 142,341 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  The initial program was subsequently completed during the second quarter of 2009.  The Company’s average cost per share of shares under this program was $7.99

The current repurchase authorization will remain in effect until all shares have been repurchased or until the Company terminates the authorization. As of December 31, 2009, 93,343 shares have been purchased under this second plan at an average cost per share of $8.96.

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
The information under Notes 17 to the Company’s Consolidated Financial Statements the Company’s dividend policy is incorporated herein by reference.
Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 through October 31, 2009	15,700	$8.95	227,000	73,498
November 1, 2009 through November 30, 2009	14,500	$9.11	241,500	58,998
December 1, 2009 through December 31, 2009	10,000	$9.20	251,500	48,998
Total	37,200	$9.09

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following presents a review of North Penn Bancorp’s results of operations and financial condition. This information should be read in conjunction with its consolidated financial statements and the accompanying notes to financial statements. The Company’s consolidated earnings are derived primarily from the operations of its wholly owned savings bank subsidiary, North Penn Bank, and to a lesser degree its other subsidiaries

Effective June 1, 2005, the Bank became a wholly owned subsidiary of North Penn Bancorp, Inc., which has no material operations other than ownership of the Bank. The Bank conducts community banking activities by accepting deposits and making loans in our market area.  The Bank’s lending products include commercial loans and mortgages, and lines of credit, consumer and home equity loans, and residential mortgages on single family and multi family dwellings.  The Bank maintains an investment portfolio of municipal, U.S. government and investment grade corporate bonds to manage its liquidity and interest rate risk.  The Bank’s loan and investment portfolios are funded with deposits as well as collateralized borrowings from FHLBank of Pittsburgh, secured by a blanket lien on the Bank’s loans.

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

We consider the allowance for loan losses to be a critical accounting policy. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Management reviews the level of the allowance on a quarterly basis, at a minimum, and establishes the provision for loan losses based on the composition of the loan portfolio, delinquency levels, loss experience, economic conditions, and other factors related to the collectability of the loan portfolio.

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

Statement of Changes in Financial Condition

General. Our assets increased $17.3 million, or 12.5% to $156.3 million at December 31, 2009 compared to $139.0 million at December 31, 2008. An increase in loans outstanding combined with an increase in cash and cash equivalents were the primary reasons for the growth in assets. Liabilities increased $17.4 million or 14.5% to $137.1 million at December 31, 2009 as compared with $119.7 million at December 31, 2008.  The primary reason for the increase was an increase in deposits.  Stockholders’ equity remained essentially unchanged at $19.3 million at both December 31, 2009 and 2008.

Assets.  Cash and cash equivalents increased $9.6 million or 423.8% to $11.9 million at December 31, 2010 as compared to $2.3 million at December 31, 2009. The primary reason for the increase in cash and cash equivalents was due to liquidity caused by the maturities of investments and increased deposits at December 31, 2009.

Gross loans, net of loans held for sale, increased $8.4 million or 8.0% to $114.5 million at December 31, 2009 as compared with $106.1 million at December 31, 2008. Commercial mortgages increased $6.7 million, or 12.6%, from $53.4 million at December 31, 2008, to $60.2 million at December 31, 2009. Commercial loans increased $1.6 million or 87.8% to $3.4 million at December 31, 2009 from $1.8 million at December 31, 2008. We continue to implement our strategy of diversifying the mix within our loan portfolio by increasing commercial real estate and commercial business loans.

Our residential mortgage portfolio increased $2.2 million, or 4.9%, to $48.4 million at December 31, 2009, from $46.1 million at December 31, 2008. Consumer loans decreased $1.6 million from $5.4 million at December 31, 2008 to $3.7 million at December 31, 2009.

The investment portfolio decreased $895,000, or 4.4%, to $19.4 million at December 31, 2009, from $20.3 million at December 31, 2008.  The decrease was primarily the result of declines in mortgage-backed securities portfolio of $2.4 million or 46.5% and in the US Agency securities portfolio of $1.5 million or 49.7%.   We intend to maintain a level of investment securities that is sufficient to maintain pledging and collateralized borrowing requirements while also temporarily deploying excess liquidity

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”).  An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  After our review, we concluded that two securities were impaired. OTTI losses of $38,000 on these securities were recognized during the fourth quarter 2009.  In accordance, with FASB ASC 320, the impairment was deemed credit related and run entirely though the income statement.

Deposits. Total deposits increased $24.9 million, or 25.1%, to $124.1 million at December 31, 2009, from $99.2 million at December 31, 2008. The increase reflects, in part, our continuing efforts to attract and maintain deposits to utilize as a primary source of funds to fuel our growth in loans.  Core deposits which consist of all deposits other than certificates of deposit, increased $2.7 million or 4.8% to $58.1 million at December 31, 2009 as compared with $55.5 million at December 31, 2008.  Time deposit products, which include certificates of deposit, increased $22.2 million, or 50.8%, from $43.7 million at December 31, 2008, to $65.9 million at December 31, 2009.  The Bank has tried to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits, particularly non-interest-bearing deposits.

Borrowings. Borrowings were $12.0 million at December 31, 2009, a $7.6 million or 38.9% decrease over the $19.6 million at December 31, 2008.  As of December 31, 2009, we have two outstanding loans, a line of credit and a letter of credit with FHLBank of Pittsburgh. Our line of credit is available up to $15.0 million at an interest rate equal to the current overnight rate. This line is a source of liquidity which is used to fund our loan demand when deposit volume is inadequate.  We have a long term note of $5.0 million with FHLBank which matures on July 18, 2010. The annual percentage rate on this note is 6.19% and carries a prepayment penalty equal to a percentage of the remaining interest payments. The Bank also has a long term note of $7.0 million from the FHLBank of Pittsburgh at a rate of 4.34%, maturing July 13, 2015.

Equity. Stockholders’ equity remained essentially unchanged at $19.3 million at both December 31, 2009 and 2008. The increase in net income and improvement in accumulated other comprehensive loss were offset by our continuing purchases of Treasury Stock and payment of cash dividends. In 2008, a stock repurchase plan was approved and commenced whereby up to 10% of the company’s common stock will be purchased in the open market.  In addition, on April 28, 2009, the Board of Directors authorized completion of the 2008 Plan (29,657 shares) and the repurchase of up to 142,341 shares of our outstanding common stock, or 10% of outstanding shares. At December 31, 2009, Treasury Stock purchases totaled $2.1 million, a $1.3 million or 160.9% increase as compared with $805,000 at December 31, 2008.

Comparison of Results of Operations for the Years Ended December 31, 2009 and 2008

General. For the year ended December 31, 2009, we recorded net income of $787,000 an increase of $433,000 or 122.3% compared to net income of $354,000 for December 31, 2008.

Net Interest Income. Our principal source of revenue is net interest income. Net interest income is the difference between interest earned on securities and loans, less the interest paid on deposits and borrowed funds. Net interest income and margin are influenced by many factors, primarily the volume and mix of earning assets, funding sources and interest rate fluctuations. Other factors include prepayment risk on mortgage and investment-related assets and the composition and maturity of earning assets and interest-bearing liabilities. Our primary interest earning assets are loans, while deposits make up the majority of our interest bearing liabilities. Loans typically generate more interest income than investment securities with similar maturities. In the current market, wholesale funding sources cost less than certain client deposits; however, ordinarily funding from client deposits costs less than wholesale funding sources. Factors, such as general economic activity, Federal Reserve Board monetary policy and price volatility of competing alternative investments, can also exert significant influence on our ability to optimize the mix of assets and funding and the net interest income and margin.

Net interest income increased $169,000 or 3.9%, to $4.5 million for the year ended December 31, 2009, compared to $4.4 million for the year ended December 31, 2008. Interest income remained flat at $7.7 million for both years.  Interest expense decreased $185,000, or 5.6%, to $3.1 million at December 31, 2009 from $3.3 million at December 31, 2008, due to lower interest rates in deposits and reduced utilization of overnight borrowing. Consequently, the interest rate spread on a full tax equivalent basis decreased to 2.95% for the year ended December 31, 2009, compared to 3.09% for 2008. The ratio of average interest-earning assets to average interest-bearing liabilities decreased from 120.32% for the year ended December 31, 2008, to 116.97% for the year ended December 31, 2009.

Interest Income. Total interest income was essentially unchanged at $7.7 million for the years ending December 31, 2009 and 2008.  Increased loan volume partially offset a 74 basis point decrease in full tax equivalent total earning asset yield.  For the year ending December 31, 2009, average interest earning assets increased $16.4 million or 13.1% to $141.2 million as compared with $124.9 million for the comparable period in 2008.    The primary reason for the increase in average interest earning assets was growth in the average balance of loans.  For the twelve months ending December 31, 2009, average mortgages and average commercial loans increased $8.9 million or 9.5% and $1.1 million or 83.8% respectively, over the same period in 2008.

Total loan income for the year ended December 31, 2009 was $6.9 million, a $63,000 or 0.9% increase over the comparable 2008 period.

For the twelve months ended December 31, 2009, total average investment securities decreased $2.0 or 11.6% as compared to the same period in 2008.  The primary reason for the decrease was that maturing investments were used to help fund growth in our lending portfolio.

Interest Expense. Interest expense for the year ended December 31, 2009 totaled $3.1 million. This represents a decrease of $185,000, or 5.6%, for the year compared to $3.3 million in 2008. The primary reason for the increase was a 60 basis point decline in yield on interest bearing liabilities between the twelve months ended December 31, 2009 and 2008.  The decline in yield partially offset growth in total interest bearing liabilities.

For the year ending December 31, 2009, average interest bearing liabilities increased $17.0 million or 16.4% to $120.7 million as compared with $103.8 million for the comparable period in 2008.  The primary reason for the growth in average interest bearing liabilities was the growth in average time deposits of $17.8 million or 41.8% to $60.3 million for the year ended December 31, 2009.  This compares with $42.5 million for the year ended December 31, 2008

The FHLBank of Pittsburgh average advance balance decreased $263,000 million, or 2.0%, to $12.9 million at December 31, 2009 from $13.2 million for the year ended December 31, 2008.  The decrease was the result of reduced need for overnight borrowings due to growth of deposits.

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

Average Balance, Interest Income and Expense, Average Yield and Rates

	Years Ended December 31,
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Interest	Average	Income/	Interest	Average	Income/	Interest
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest Earning Assets:
Loans:
Commercial	$2,302	$138	5.99%	$1,188	$95	8.00%	$1,749	$120	6.86%
Real estate mortgages	102,942	6,389	6.21%	94,058	6,248	6.64%	85,801	6,086	7.09%
Consumer	4,496	351	7.81%	6,297	479	7.61%	9,017	591	6.55%
Total loans	109,740	6,878	6.27%	101,543	6,822	6.72%	96,567	6,797	7.04%

Investment securities:
U.S. government securities	5,838	214	3.67%	6,383	252	3.95%	5,221	220	4.21%
Municipal securities (1)	8,622	475	5.51%	7,774	440	5.66%	7,017	435	6.20%
Other securities	3,891	197	5.06%	2,279	141	6.19%	497	18	3.62%
Equities	1,100		1.64%	999	42	4.10%	969	37	3.82%
Total securities	19,451	886	4.86%	17,435	875	5.02%	13,704	710	5.18%

Equity securities at cost	1,591	47	2.95%	827	42	5.08%	1,183	75	6.34%
Deposits in banks	2,887	1	0.03%	728	7	0.96%	530	18	3.40%
Fed funds sold	7,569	12	0.16%	4,325	95	2.20%	-	-	-%
Total interest earning assets	141,238	7,863	5.54%	124,858	7,841	6.28%	111,984	7,600	6.79%

Non-interest earning assets:
Cash and due from banks	2,886			1,430			1,821
Other assets	6,953			2,910			5,875
Less: allowance for loan losses	(1,232)			(1,192)			(1,157)
Total non-interest earning assets	8,607			3,148			6,539
Total assets	149,845			$128,006			$118,523

Liabilities and stockholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	10,386	129	1.24%	$10,533	185	1.76%	$8,266	135	1.63%
Savings and money market	37,149	551	1.48%	37,524	822	2.19%	18,742	434	2.32%
Time deposits	60,305	1,815	3.01%	42,545	1,661	3.90%	49,201	2,248	4.57%
Total interest bearing deposits	107,840	2,495	2.31%	90,602	2,668	2.94%	76,209	2,817	3.70%
Other borrowings	12,909	631	4.89%	13,172	643	4.88%	19,761	1,043	5.28%
Total interest bearing liabilities	120,749	3,126	2.59%	103,774	3,311	3.19%	95,970	3,860	4.02%
Total non-interest bearing liabilities	9,598			9,099			10,441
Total liabilities	130,347			112,873			106,411
Stockholders’ equity	19,498			15,133			12,112
Total liabilities and stockholders’ equity	149,845			$128,006			$118,523
Net interest spread (1)			2.95%		$4,530	3.09%		$3,740	2.77%
Net interest margin (1)			3.33%			3.63%			3.34%
Taxable equivalent adjustment		$149			$150			$148
Average earning assets as a percentage of interest bearing liabilities			116.97%			120.32%			116.69%

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

Tax Equivalent Reconciliation

	Years Ended December 31,
	2009		2008		2007
(Dollars in thousands)	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Municipal securities – nontaxable	$288	3.80%	$290	3.73%	$287	4.09%
Tax equivalent adjustment (1)	149		150		148
Municipal securities – tax equivalent	$437	5.75%	$440	5.66%	$435	6.20%

Net interest income – nontaxable	$4,549		$4,380		$3,592
Tax equivalent adjustment (1)	149		150		148
Net interest income – tax equivalent	$4,698		$4,530		$3,740

Interest rate spread – no tax adjustment		2.85%		2.97%		2.63%
Net interest margin – no tax adjustment		3.22%		3.51%		3.21%

(1) The tax equivalent adjustment is based on a tax rate of 34% for all periods presented.

Rate/Volume Analysis

	Year Ended December 31, 2009 Compared to 2008
		Increase (Decrease) Due to
(Dollars in thousands)	Net	Volume	Rate
Interest Income:
Loans	$56	$551	$(495)
Investment securities	10	101	(91)
Equity securities	5	39	(34)
Deposits in other banks	(5)	21	(26)
Fed funds sold	(83)	71	(154)
Total	$(17)	$783	$(800)

Interest Expense:
Interest bearing demand deposits	$(56)	$(3)	$(53)
Savings and money market deposits	(271)	(8)	(263)
Time deposits	154	693	(539)
Other borrowings	(12)	(13)	1
Total	$(185)	$669	$(854)
Net Interest Income	$168	$114	$54

Changes in interest due to volume and rate have been allocated by reference to changes in the average balances and the average interest rates of interest earning assets and interest bearing liabilities.

Interest Sensitivity Analysis

	At December 31, 2009 Maturing Or Repricing In:
	Within 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Interest earning assets:
Interest bearing deposits	$560	-	-	-	$560
Investment securities	-	3,741	4,337	11,320	19,398
Loans	16,434	7,365	45,702	46,529	116,030
Total interest earning assets	$16,994	$11,106	$50,039	$57,849	$135,988

Interest bearing liabilities:
Interest bearing demand	$7,916	-	-	-	$7,916
Money market	7,598	-	-	-	7,598
Savings	-	-	-	33,838	33,838
Time deposits	24,758	28,830	12,330	-	65,918
Borrowed funds	-	5,000	-	7,000	12,000
Total interest bearing liabilities	$40,272	$33,830	$12,330	$40,838	$124,270
Period Gap	$(23,278)	$(22,724)	$37,709	$17,011
Cumulative gap	$(23,278)	$(46,002)	$(8,293)	$8,718
Ratio of cumulative gap to total assets	(14.89%)	(29.43%)	(5.30%)	5.58%

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

Provisions for Loan Losses; Allowance for Loan Losses.  For the year ending December 31, 2009, we recorded a provision for loan loss in the amount of $475,000, compared to $31,000 for the year ended December 31, 2008.  The increase in the provision expense reflects an increase in the levels of delinquent loans and management’s analysis of economic conditions in the Bank’s market areas.  In addition, the increased provision reflects our continuing strategy of growing our commercial portfolio.  These loans have a higher risk of default and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property

 The allowance for loan losses as a percent of total loans was 1.28% at December 31, 2009, compared to 1.09% at December 31, 2008.

 The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated.  The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	At December 31,
	2009	2008	% Change
(Dollars in thousands)
Nonaccrual loans	$1,774	$1,107	60.3%
Other real estate owned	88	-

Total nonperforming assets	$1,862	$1,107	68.2%
Total nonperforming loans to total loans	1.53%	1.03%	48.4%
Total nonperforming loans to total assets	1.13%	0.80%	41.8%
Total nonperforming assets to total assets	1.19%	0.80%	48.88%

Non-Interest  Income

For the year ended December 31, 2009, non-interest income totaled $404,000, a $66,000 or 19.5% increase over the same period in 2008. The increase was primarily the result a $56,000 or 58.9% increase in income on bank owned life insurance over the comparable period in 2008.  The increase in non-interest income was partially offset by an other-than-temporary impairment charge on several equity securities of $38,000 for the year ending December 31, 2009.

Non-Interest Expense

For the year ended December 31, 2009, non-interest expense decreased $566,000 or 13.5% to $3.6 million as compared to $4.2 million for the year ending December 31, 2008.  The primary reason for the decrease was the 2009 receipt of a net insurance settlement of $468,000 stemming from the 2008 loss on accounting errors of $475,000.  Salaries and employee benefits increased $79,000 or 3.9% to $2.1 million for the year ended December 31, 2009 as compared with the same period in 2008. Primary reason for the increase was increased benefit costs and merit increases for staff. For the year ended December 31, 2009, FDIC insurance was $240,000 as compared to $14,000 for the same period in 2008.  The increase in the FDIC assessment for the year ended December 31, 2009 was attributable to the expiration of credits during 2008, an increase in the assessment rate for 2009 and an FDIC-imposed industry-wide 5 basis point special assessment totaling $67,000.

Income taxes. The Bank recorded income tax expense for the year ended December 31, 2009 of $85,000, compared to an income tax expense of $153,000 for the year ended December 31, 2008.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCOVERIES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MMQ

McGrail Merkel Quinn & Associates

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Francis J. Merkel, CPA
Joseph J. Quinn, CPA, CVA
Daniel J. Gerrity, CPA
Mary Ann E. Novak, CPA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders
North Penn Bancorp, Inc.
Scranton, Pennsylvania

We have audited the accompanying consolidated balance sheet of North Penn Bancorp, Inc. and subsidiary as of December 31, 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Penn Bancorp, Inc. and subsidiary as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGrail Merkel Quinn
& Associates

Scranton, Pennsylvania
March 27, 2009

RSM McGladreyNetwork
An Independently Owned Member

Clay Avenue Professional Plaza, 1173 Clay Avenue, Scranton, PA 18510 570961-0345 Fax: 570 961-8650
www.mmq.com

J.H. Williams & Co., LLP
OUR PASSION IS SERVICE
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of North Penn Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of North Penn Bancorp, Inc. and Subsidiary as of December 31, 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Penn Bancorp, Inc. and Subsidiary as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
March 31, 2010

www.jhwilliamscpa.com
270 Pierce Street • Suite 302 • Kingston, Pennsylvania 18704
Tel: 570 288 3651 • Fax: 570 288 6106

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008

(In thousands, except per share amounts)	2009	2008
ASSETS
Cash and due from banks	$2,652	$1,604
Interest bearing deposits at other financial institutions	560	43
Federal funds sold	8,700	627
Total cash and cash equivalents	11,912	2,274
Investment securities, available for sale	19,398	20,293
Equity securities at cost, substantially restricted	1,143	1,090
Loans, net of allowance for loan losses of $1,484 in 2009 and $1,170 in 2008	114,546	106,106
Loans held for sale	-	684
Bank premises and equipment, net	3,965	4,126
Accrued interest receivable	665	676
Cash surrender value of bank-owned life insurance	3,015	2,864
Deferred income taxes	705	657
Prepaid FDIC insurance	604	-
Other real estate owned	88	-
Other assets	286	220
TOTAL ASSETS	$156,327	$138,990

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$8,785	$6,985
Interest bearing	115,270	92,168
Total deposits	124,055	99,153
Other borrowed funds	12,000	19,648
Accrued interest and other liabilities	1,002	891
TOTAL LIABILITIES	137,057	119,692

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 20,000,000 shares; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 1,581,571 shares issued in 2009 and 2008; outstanding: 1,330,071 in 2009 and 1,478,571 in 2008	158	158
Additional paid-in capital	13,580	13,480
Retained earnings	8,541	7,905
Unearned ESOP shares	(907)	(980)
Accumulated other comprehensive loss	(2)	(460)
Treasury stock – at cost: 251,500 and 103,000 shares at December 31, 2009 and 2008, respectively	(2,100)	(805)
TOTAL STOCKHOLDERS’ EQUITY	19,270	19,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,327	$138,990

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years ended December 31, 2009 and 2008

(In thousands, except per share amounts)
	2009	2008
INTEREST INCOME
Interest on loans	$6,878	$6,822
Interest and dividends on investments	797	869
Total interest income	7,675	7,691
INTEREST EXPENSE
Interest on deposits	2,495	2,668
Interest on borrowed funds	631	643
Total interest expense	3,126	3,311

NET INTEREST INCOME	4,549	4,380

PROVISION FOR LOAN LOSSES	475	31

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,074	4,349

OTHER INCOME
Service charges and fees	244	233
Bank-owned life insurance income	151	95
Other operating income	35	4
Gain on sale of other real estate owned	6	1
Gain on sale of loans	6	2
Gain on sale of bank premises and equipment	-	2
Gain on sale of investment securities	8	1
Impairment losses on investment securities	(38)	-
TOTAL OTHER INCOME	412	338

OTHER EXPENSE
Salaries and employee benefits	2,129	2,050
Occupancy and equipment expense	656	675
FDIC insurance expense	240	14
Professional services expense	408	349
Other expenses	649	617
Loss (recovery) from accounting errors	(468)	475
TOTAL OTHER EXPENSE	3,614	4,180

INCOME BEFORE INCOME TAXES	872	507

INCOME TAX EXPENSE	85	153

NET INCOME	$787	$354

Weighted average number of shares outstanding	1,376,069	1,518,560
Earnings per share, basic and diluted	$0.57	$0.23

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2009 and 2008

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accum- ulated Other Comp- rehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2007	$158	$13,433	$7,742	$(1,059)	$(90)	$-	$20,184
Comprehensive (loss):
Net income	-	-	354	-	-	-	354
Unrealized losses on securities, net of income taxes	-	-	-	-	(370)	-	(370)
Comprehensive (loss)							(16)
ESOP shares released	-	(27)	-	79	-	-	52
Restricted Stock Awards	-	74	-	-	-	-	74
Purchase of Treasury Stock						(805)	(805)
Cash dividend - $0.12 per share	-	-	(191)	-	-	-	(191)

Balance, December 31, 2008	158	13,480	7,905	(980)	(460)	(805)	19,298

Comprehensive income:
Net income	-	-	787	-	-	-	787
Unrealized gain on securities, net of income taxes	-	-	-	-	458	-	458
Comprehensive income	-	-	-	-	-	-	1,245
ESOP shares released	-	(3)	-	73	-	-	70
Restricted stock awards	-	103	-	-	-	-	103
Purchase of treasury stock	-	-	-	-	-	(1,295)	(1,295)
Cash dividend - $0.12 per share	-	-	(151)	-	-	-	(151)

Balance, December 31, 2009	$158	$13,580	$8,541	$(907)	$(2)	$(2,100)	$19,270

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

(In thousands)	2009	2008
Operating Activities:
Net income	$787	$354
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	232	259
Provision for loan losses	475	31
Deferred income tax benefit	(245)	-
Amortization of securities (net of accretion)	4	19
Increase in cash surrender value of life insurance	(151)	(25)
Gain on sale of investment securities	(8)	(1)
Gain on sale of bank premises and equipment	-	(2)
Gain on other real estate owned	(6)	(1)
Gain on sale of loans held for sale	(6)	(2)
Impairment loss on investment securities	38	-
ESOP expense	70	52
Stock option expense	103	70
Changes in:
Prepaid FDIC insurance	(604)	-
Accrued interest income and other assets	(85)	(77)
Accrued interest expense and other liabilities	111	109
Net Cash Provided by Operating Activities	715	786

Investing Activities:
Purchase bank premises and equipment	(71)	(235)
Proceeds from sale of bank premises and equipment	-	11
Proceeds from sale of other real estate owned	117	100
Sale of securities “available for sale”	76	28
Purchase of securities “available for sale”	(3,027)	(9,860)
Matured or called securities “available for sale”	2,593	940
Redemptions of mortgage-backed securities “available for sale”	1,904	1,387
Purchase of restricted stock	(53)	(30)
Net increase in loans to customers	(9,114)	(10,348)
Proceeds from sale of loans held for sale	690	776
Purchase of life insurance policies		(702)
Net Cash Used in Investing Activities	(6,885)	(17,933)

Financing Activities:
Net increase in deposits	24,902	15,470
Net increase (decrease) in short term borrowings	(7,648)	1,769
Treasury stock purchased	(1,295)	(805)
Cash dividends paid	(151)	(191)
Net Cash Provided by Financing Activities	15,808	16,243
Net increase (decrease) in Cash and Cash Equivalents	9,638	(904)

Cash and Cash Equivalents, January 1	$2,274	$3,178
Cash and Cash Equivalents, December 31	$11,912	$2,274

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$3,126	$3,272
Income taxes	133	146

Non-cash investing and financing activities:
Transfer from loans to other real estate owned	199	-

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

Basis of Financial Statement Presentation

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

Recent Accounting Pronouncements

FASB ASC 820-10 — In February 2008, the FASB issued new guidance impacting FASB ASC 820-10, Fair Value Measurements and Disclosures (FASB Staff Position No. 157-2). The staff position delays the effective date of FASB ASC 820-10 (SFAS No. 157) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The delay expired January 1, 2009, and the expiration of the delay did not have a material impact on the Company’s consolidated financial positions or results of operations.

FASB ASC 805 — In December 2007, the FASB issued new guidance impacting FASB ASC 805, Business Combinations (SFAS No 141® — Business Combinations). The new guidance establishes principles and requirements for how an acquiring company (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 810-10 — In December 2007, the FASB issued FASB ASC 810-10, Consolidation (Statement No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51). FASB ASC 810-10 requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated balance sheet within equity, but separate from the parent’s equity. It also requires the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of income. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 815-10 — In March 2008, the FASB issued FASB ASC 815-10, Derivatives and Hedging (Statement No. 161 —Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133). FASB ASC 815-10 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard became effective for the Company on January 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 855 — In May 2009, the FASB issued FASB ASC 855, Subsequent Events (Statement No. 165 — Subsequent Events). FASB ASC 855 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. FASB ASC 855 also requires disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 860 — In June 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing (Statement No. 166 — Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140). The new guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The new standard will become effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new standard on the consolidated financial statements.

FASB ASC 810-10 — In June 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 —Amendments to FASB Interpretation No. 46®). The new guidance amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. FASB ASC 810-10 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. The new guidance will become effective for the Company on January 1, 2010 and the Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

FASB ASC 105-10 — In June 2009, the FASB issued FASB ASC 105-10, Generally Accepted Accounting Principles (Statement No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). The new guidance replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretative releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. The new standard became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. Technical references to generally accepted accounting principles included in the Notes to Consolidated Financial Statements are provided under the new FASB ASC structure with the prior terminology included parenthetically.

FASB ASC 715-20-50 — In December 2008, the FASB issued new guidance impacting FASB ASC 715-20-50, Compensation Retirement Benefits — Defined Benefit Plans — General (FASB Staff Position No. 132®- 1, Employers’ Disclosures about Postretirement Benefit Plan Assets). This provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The guidance requires disclosure of the fair value of each major category of plan assets for pension plans and other postretirement benefit plans. This standard becomes effective for the Company on January 1, 2010. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact

FASB ASC 825-10-50 — In April 2009, the FASB issued new guidance impacting FASB ASC 825-10-50, Financial Instruments (FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). This guidance amends existing GAAP to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements. The guidance also amends existing GAAP to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this standard for the interim reporting period ending March 31, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 320-10 — In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments). This guidance amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities. If an entity determines that it has an other-than-temporary impairment on a security, it must recognize the credit loss on the security in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. FASB ASC 320-10 expands disclosures about other-than-temporary impairment and requires that the annual disclosures in existing generally accepted accounting principles be made for interim reporting periods. The Company adopted this guidance for the interim reporting period ending March 31, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820 — In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). This provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability. A significant decrease in the volume or level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly. In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value. The Company adopted this guidance for the interim reporting period ending March 31, 2009 and it did not have a material impact on the Company’s consolidated financial position or results of operations.

SAB 111 — In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends Topic 5.M in the Staff Accounting Bulletin series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. On April 9, 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments). SAB 111 maintains the previous views related to equity securities and amends Topic 5.M to exclude debt securities from its scope. SAB 111 was effective for the Company as of March 31, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

SAB 112 — In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the Staff Accounting Bulletin series in order to make the interpretative guidance consistent with the recent pronouncements by the FASB, specifically FASB ASC 805 and FASB ASC 810-10 (SFAS No. 141® and SFAS No. 160). SAB 112 was effective for the Company as of June 30, 2009. There was no material impact to the Company’s consolidated financial position or results of operations upon adoption.

FASB ASC 323 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 323, Investments — Equity Method and Joint Ventures (Issue No. 08-6, Equity Method Investment Accounting Considerations). The new guidance clarifies the accounting for certain transactions and impairment considerations involving equity method investments. An equity investor shall not separately test an investee’s underlying assets for impairment but will recognize its share of any impairment charge recorded by an investee in earnings and consider the effect of the impairment on its investment. An equity investor shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment, with any gain or loss recognized in earnings. The new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 350 — In November 2008, the FASB Emerging Issues Task Force reached a consensus on FASB ASC 350, Intangibles — Goodwill and Other (Issue No. 08-7, Accounting for Defensive Intangible Assets). The new guidance clarifies how to account for defensive intangible assets subsequent to initial measurement. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use an asset but intends to hold the asset to prevent others from obtaining access to the asset. A defensive intangible asset should be accounted for as a separate unit of accounting with an expected life that reflects the consumption of the expected benefits related to the asset. The benefit from holding a defensive intangible asset is the direct and indirect cash flows resulting from the entity preventing others from using the asset. The new guidance was effective for intangible assets acquired on or after January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 260-10 — In June 2008, the FASB issued new guidance impacting FASB ASC 260-10, Earnings Per Share (FSP No. EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities). This new guidance concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and therefore are considered participating securities for purposes of computing earnings per share. Entities that have participating securities that are not convertible into common stock are required to use the “two-class” method of computing earnings per share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This new guidance was effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This new guidance became effective for the Company on January 1, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10 — In August 2009, the FASB issued an update (ASC No. 2009-05, Measuring Liabilities at Fair Value) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The update provides clarification about measuring liabilities at fair value in circumstances where a quoted price in an active market for an identical liability is not available and the valuation techniques that should be used. The update also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update became effective for the Company for the reporting period ending September 30, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10 — In September 2009, the FASB issued an update (ASC No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment is calculated in a manner consistent with the measurement principles of Topic 946, Financial Services-Investment Companies. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the ability to redeem an investment on the measurement date. This update becomes effective for the Company for interim and annual reporting periods ending after December 15, 2009. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 505-20 — In January 2010, the FASB issued an update (ASC No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash) impacting FASB ASC 505-20, Equity - Stock Dividends and Stock Splits. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share and is not a stock dividend. This update became effective for the Company for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 810-10 — In January 2010, the FASB issued an update (ASC No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification) impacting FASB ASC 810-10, Consolidation. The amendments in this update address implementation issues related to the changes of ownership provisions originally issued as FASB Statement 160. It also improves the disclosures related to retained investments in a deconsolidated subsidiary or a preexisting interest held by an acquirer in a business combination. This update became effective for the Company for interim and annual periods ending after December 15, 2009 and did not have a material impact on the Company’s consolidated financial position or results of operations.

FASB ASC 820-10 — In January 2010, the FASB issued an update (ASC No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures. The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in level 3 fair value measurements and clarify disclosures about the Level of disaggregation and disclosures about inputs and valuation techniques. This update becomes effective for the Company for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

The Company has no derivative financial instruments required to be disclosed under FASB ASC 815-10 Derivatives and Hedging (SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.)

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and, Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2009, the Company held $1,106,000 in stock of FHLB-Pittsburgh, and $37,000 in stock of ACBB. At December 31, 2008, the Company held $1,053,000 in stock of the FHLB-Pittsburgh and $37,000 in stock of ACBB.

The Company evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Company’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Company utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Company’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Company determined that its holdings of restricted stock were not impaired at December 31, 2009 and 2008.

Loans

Loans are stated at the principal amount outstanding, net of any unearned income, and the allowance for loan losses. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to yield using the interest method over the contractual lives of the loans. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan.  Interest on consumer loans is recognized on the simple interest method.

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

Uncollectible interest on loans that are contractually past due 90 days or more is credited to an allowance established through management’s periodic evaluation. The allowance is established by a charge to interest income equal to all previously accrued interest on these loans, and income is subsequently recognized thereafter only to the extent that cash payments are received until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes on a contractual basis in which case the loan is returned to accrual status.

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

Transfers involving sales with the Bank acting as principal are accounted for in accordance with FASB ASC 860-10 Transfers and Servicing (SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) with the recognition of gains and losses on the sale and related mortgage servicing rights.

The credit enhancement feature of the MPF Program is accounted for by the Bank as a financial guarantee in accordance with FASB ASC 460-10 Guarantees (FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others) and reported on the balance sheet at its initial fair value. Subsequent changes in the recorded guarantee amount would result from termination of any portion or all of the guarantee, additional guarantees being issued or increases in the expected losses resulting from the guarantee. Such changes in recorded amounts are recognized in the consolidated statements of income or as an increase in the offsetting guarantee fees receivable account in the case of additional guarantees being issued.

Loan Servicing

The Company generally retains the right to service mortgage loans sold to others.  The cost allocated to the mortgage servicing rights retained has been recognized as a separate asset and is being amortized in proportion to and over the period of estimated net servicing income.

Mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on current market rates of interest and current expected future prepayment rates.  For purposes of measuring impairment, the rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized mortgage servicing rights based on the term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the rights for each stratum, exceed their fair value.

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

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure.  Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value.  Additional costs associated with holding the properties are expensed as incurred.  The balance of foreclosed real estate was $88,000 at December 31, 2009. There was no foreclosed real estate at December 31, 2008.

Bank Owned Life Insurance

The Company invests in Bank Owned Life Insurance (BOLI) with split-dollar life provisions. Purchases of BOLI provide life insurance coverage on certain employees with the Company being the owner and beneficiary of the policies.

Treasury Stock

Stock held in treasury is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders’ equity.  The cost basis for subsequent sales of treasury shares is determined using a first-in, first-out method.

Postretirement Employee Benefits

The Company provides postretirement benefits in the form of term life insurance and health insurance coverage for a limited period of time.  The costs are funded as incurred and are not significant to the accompanying consolidated financial statements.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2009 were $43,000 compared to $46,000 for the year ended December 31, 2008.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

The Company adopted the provisions of FASB ASC 740-1-25 Income Taxes Recognition (FIN 48, Accounting for Uncertainty in Income Taxes,) on January 1, 2007.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company does not have any unrecognized tax benefits at December 31, 2009 and 2008 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. No interest or penalties for income taxes were recognized during the years ended December 31, 2009 and 2008.

Cash Flows

For purposes of the Statements of Cash Flows, cash and due from banks include cash on hand, demand deposits at other financial institutions (including cash items in process of clearing) and federal funds sold.  Cash flows from loans and deposits are reported net.

The Company may, from time to time, maintain correspondent bank balances in excess of $250,000 each.  Management is not aware of any evidence that would indicate that such deposits are at risk.

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in FASB – ASC 260-10 Earnings per share SFAS No. 128, Earnings Per Share.   Diluted earnings per share include common shares issuable upon exercise of employee stock options (Note 10) as follows:

December 31, 2009	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$787,257	1,376,069	$0.57
Options includable	-	7,125	-
Diluted EPS	$787,527	1,383,194	$0.57

December 31, 2008	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$354,000	1,518,560	$0.23
Options includable	-	101	-
Diluted EPS	$354,000	1,518,661	$0.23

Reclassifications

Certain amounts in the consolidated financial statements for 2008 have been reclassified to conform to presentations used in the 2009 consolidated financial statements. Such reclassifications had no effect on the company’s consolidated financial position or net income.

Subsequent Events

Management has evaluated subsequent events through March 31, 2010, the date the consolidated statements were issued.  On March 23, 2010, the Board of Directors of North Penn Bancorp, Inc., the holding company for North Penn Bank, declared a quarterly cash dividend of $.04 per share and a special cash dividend of $0.05 per share on its outstanding common stock, both dividends payable on or about April 30, 2010 to stockholders of record as of the close of business on April 15, 2010.

Note 2 - Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows (in thousands):

	2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
U.S. Agency securities	$1,500	$18	$-	$1,518
Mortgage-backed securities	2,662	89	-	2,751
State & political subdivisions	8,719	142	6	8,855
Other bonds	4,969	164	43	5,090
Total debt securities	17,850	413	49	18,214
Equity securities	1,591	15	422	1,184
Total available-for-sale	$19,441	$428	$471	$19,398

	2008
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
U.S. Agency securities	$3,000	$16	$-	$3,016
Mortgage-backed securities	5,074	68	-	5,142
State & political subdivisions	8,529	20	338	8,211
Other bonds	3,017	38	189	2,866
Total debt securities	19,620	142	527	19,235
Equity securities	1,371	11	324	1,058
Total available-for-sale	$20,991	$153	$851	$20,293

The amortized cost and fair value of debt securities at December 31, 2009, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,690	$3,737
Due after one year through five years	4,655	4,709
Due after five years through ten years	5,192	5,382
Due after ten years	4,313	4,387
Total debt securities	$17,850	$18,215

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at December 31, 2009. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s or Standard and Poors. The typical exceptions may be local issues which may not be rated, but would be secured by the full faith and credit obligations of the communities that would issue these securities. The state and political subdivision investments are actively traded in a liquid market.

Proceeds from sales of available-for-sale securities totaled $76,000 and $28,000 during 2009 and 2008, respectively.  Gross gains realized from the sale of securities totaled $8,000 and $1,000 for the years ended December 31, 2009 and 2008, respectively.

Securities available-for-sale with amortized costs and fair values of $11,312,000 and $11,030,000 at December 31, 2009 and $12,726,000 and $12,395,000, at December 31, 2008 were pledged as collateral on public deposits with the FHLBank of Pittsburgh.

The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2009 and 2008 are as follows (in thousands):

December 31, 2009	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State & political subdivisions	293	6	-	-	293	6
Other bonds			921	43	921	43
Equity securities	354	114	575	308	929	422
Total	$647	$120	$1,496	$351	$2,143	$471

December 31, 2008	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-		-	-	-
State & political subdivisions	6,678	338	-	-	6,678	338
Other bonds	1,795	189	-	-	1,795	189
Equity securities	490	87	454	237	944	324
Total	$8,963	$614	$454	$237	$9,417	$851

The table at December 31, 2009 includes 20 securities that have losses for less than twelve months and 31 securities that have been in an unrealized loss position for twelve or more months.

U.S. Agency Securities  There were no unrealized losses on the Company’s investments in direct obligations of U.S. government agencies at December 31, 2009.

Mortgage-Backed Securities   There were no unrealized losses on the Company’s investments in federal agency mortgage-backed securities at December 31, 2009.

State & Political Subdivisions   There was one unrealized loss in state and municipal subdivision security for less than twelve months at December 31, 2009.

Other Bonds   There was one unrealized loss in other bonds for twelve months or more at December 31, 2009.

Equity Securities At December 31, 2009, there were unrealized losses in 19 equity securities for the less than twelve month category and unrealized losses in 30 equity securities for twelve months or more.

The Company invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Company) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Company’s carrying value at any measurement date. Management does not believe any of their 51 securities in an unrealized position as of December 31, 2009 represents an other-than-temporary impairment. The Company has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB 320 (SFAS No. 115) model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost , (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgement and is based on the information available to management at a point in time.

When other-than-temporary impairment occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total other-than-temporary impairment related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall become the new amortized cost basis of the investment.

The Company’s investment in equity securities consists entirely of bank stocks.  The unrealized losses are from forty bank stocks due to market fluctuation.  The Company also reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”).  An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  After our review, we concluded that two securities were impaired. OTTI losses of $38,000 on these securities were recognized during the fourth quarter 2009.  In accordance, with FASB ASC 320, the impairment was deemed credit related and run entirely through the statement of  income.

Note 3 - Loans Receivable

Loans receivable consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Real estate mortgages
Construction and land development	$327	$546
Residential, 1 – 4 family	47,439	44,986
Residential, multi-family	908	1,147
Commercial	60,269	53,448
Total real estate mortgages	108,943	100,127
Commercial	3,368	1,796
Consumer	3,719	5,353
Total loans	116,030	107,276
Allowance for loan losses	1,484	1,170
Total loans, net	$114,546	$106,106

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2009, the loans-to-one-borrower limitation was $2,500,500.  At December 31, 2009, there were no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.

The Bank lends primarily to customers in its local market area.  Most loans are mortgage loans, which include loans secured by commercial and residential real estate and construction loans.  Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values. At December 31, 2009 and 2008, mortgage loans totaled $108,943,000 and $100,127,000 respectively.  Mortgage loans represent 93.9% of total gross loans at December 31, 2009 and 93.3% of total gross loans at December 31, 2008.

Nonaccrual loans represent loans, which are ninety days or more in arrears or in the process of foreclosure.  These loans totaled approximately $1,774,000 and $1,107,000 at December 31, 2009 and 2008, respectively.  The allowance for loan losses allocated to impaired loans was $345,000 and $42,000 at December 31, 2009 and 2008, respectively.  Additional interest income that would have been earned under the original terms of such loans would have amounted to $45,000 and $30,000 for the years ended December 31, 2009 and 2008, respectively.

The following is a summary of the activity of the allowance for loan losses (in thousands):

	2009	2008
Balance, beginning of year	$1.170	$1,171
Provision for loan losses	475	31
Recoveries	10	18
Loans charged-off	(171)	(50)
Balance, end of year	$1,484	$1,170

From time to time, the Company may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At December 31, 2009, there were no loans classified as troubled debt restructurings.

Note 4 – Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others was $4,176,000 at December 31, 2009 and $5,147,000 at December 31, 2008.

Note 5 - Premises and Equipment, Net

Premises and equipment at December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Land and improvements	$1,273	$1,273
Building and improvements	5,399	5,399
Furniture and equipment	1,928	1,858
	8,600	8,530
Less: Accumulated depreciation and amortization	4,635	4,404
Premises and equipment, net	$3,965	$4,126

Depreciation expense was $232,000 and $259,000 for the years ended December 31, 2009 and 2008, respectively.

Note 6 - Deposits

Deposits consist of the following major classifications at December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Amount	% of total deposits	Amount	% of total deposits
Non-interest checking	$8,785	7.1%	$6,985	7.0%
Interest checking	7,916	6.4	10,221	10.3
Money market	7,598	6.1	11,631	11.7
Savings	33,779	27.2	26,616	26.9
Time deposits	65,977	53.2	43,700	44.1
Total	$124,055	100%	$99,153	100%

Time deposit accounts of $100,000 and over totaled approximately $16,844,000 at December 31, 2009. Time deposit accounts of $100,000 and over totaled approximately $10,893,000 at December 31, 2008.

At December 31, 2009 and 2008, scheduled maturities of time deposits were as follows:

Maturing in:	2009	2008
One Year	$53,587	$24,008
Two Years	6,624	15,053
Three Years	2,323	2,081
Four Years	841	1,752
Five Years	2,602	806
Thereafter	-	-
Total	$65,977	$43,700

Interest expense on deposits consisted of the following for the years ended December 31, 2009 and 2008:

	2009	2008
Interest checking	$129	$185
Money market	102	245
Savings	449	577
Time deposits	1,815	1,661
	$2,495	$2,668

Note 7 – Other Borrowings

Short-Term Borrowings

The Company has a line of credit with the FHLB for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.

At December 31, 2009, the Company had no overnight funds.  At December 31, 2008, the Company borrowed $7,648,000 in overnight funds with interest at ..59%.

 The Company’s maximum overnight borrowing outstanding at any month-end during the year was $3,985,000. The average amount outstanding for the year ended December 31, 2009 amounted to $909,000 and the average interest rate was 1.08%.

Term Borrowings

The Company also has two term loans from the FHLB.  One is a $5 million term loan at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010.  The loan requires monthly interest payments, with the principal due at maturity. The other loan is $7 million issued in July of 2005 and matures July of 2015.  The interest rate is fixed at 4.34%, for two years, at which time the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00% (0.11% as of December 31, 2009).  Interest is due quarterly and the principal is due at maturity.

All of the above borrowings are secured by the Company’s mortgages.

The Company’s collateralized maximum borrowing capacity with FHLBank of Pittsburgh was $63,471,000 as of December 31, 2009.

Note 8 – Retirement Plans

Defined Benefit Plan

The Company participates in the Financial Institution Retirement Fund (the Fund) administered by the Pentegra Group. The Fund operates as a multi-employer plan for accounting purposes under FASB ASC 715 Compensation Retirement Benefits (SFAS) No. 87 Employers’ Accounting for Pensions. As such, the annual pension expense to be recorded is defined as the amount of the required annual contribution.

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

 For the plan years ending June 30, 2009 and 2008, the required contributions due were $48,000 and $94,000 respectively. The required contribution for Plan year ending June 30, 2010 is $21,000.

401(k) Plan

The Bank also sponsors a 401(k) Plan (the Plan). The Plan covers all employees who meet age and service requirements. Participants in the Plan are permitted to make contributions up to 20% of their compensation. In March, 2009, the Board of Directors approved an increase in matching employees’ contributions within the Bank’s existing 401k plan from 50% of the first 6% to 100% of the first 6% as of April 1, 2009. We estimate that the increased cost of higher matching will be approximately $26,000 for 2009. Employer contributions to the Plan amounted to $45,000 and $26, 000 for the years ended December 31, 2009 and 2008, respectively.

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

The ESOP is accounted for in accordance with FASB ASC 718-40 Compensation – Stock Compensation –Employee Stock Purchase Plans SOP 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The shares pledged as collateral are deducted from stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

For the year ended December 31, 2009, compensation expense amounted to $82,000.  At December 31, 2009, total ESOP shares amounted to 125,830, with 32,962 shares allocated and 92,868 shares unearned.  The fair value of unearned shares amounted to $859,000 at December 31, 2009.

For the year ended December 31, 2008, compensation expense amounted to $52,000.  At December 31, 2008, total ESOP shares amounted to 125,830, with 25,241 shares allocated and 100,589 shares unearned.  The fair value of unearned shares amounted to $729,000 at December 31, 2008.

Supplemental Executive Retirement Plan

Effective July 1, 2004, the Company established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. The Company expensed $56,000 and $31,000 for the years ended December 31, 2009 and 2008 respectively in the accompanying consolidated financial statements.
.
Note 9 - Omnibus Stock Option Plan

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

On May 26, 2009, the Company’s stockholders approved the 2009 Equity Incentive Plan. The Board of Directors has reserved a total of 119,000 shares of common stock for issuance upon the grant or exercise of awards made pursuant to the 2009 Plan.   The Plan provides for grants of stock options and restricted stock awards. All of the Company’s employees, officers, and directors are eligible to participate in the 2009 Plan.

The exercise price and vesting of both plans are determined by the Board of Directors at the date of grant. Options generally vest over five years, and expire ten years after the date of grant. Certain option and stock awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

Stock Grants. Restricted stock grants totaling 5,323 shares were awarded on September 26, 2006 having a fair value of $54,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest. During 2009, 874 shares vested at fair value of $8,900.

Restricted stock grants totaling 21,229 shares were awarded on May 28, 2008 having a fair value of $175,000. The grants vest over five years. During 2009, 4.310 shares vested at a fair value of $36,000. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.

On May 9th, 2009, restricted stock grants totaling 500 shares were awarded having a fair value of $4,300.  The grants vest over five years.  The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.

Restricted stock grants totaling 17,611 shares were awarded on November 4, 2009, having a fair value of $158,000.  The grants vest over five years.  The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest.

 Compensation expense for all stock grants was $49,000 in 2009.

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

An additional set of stock options covering 1,000 shares were awarded on May 11, 2009. The option awards were granted with an exercise price equal to the average price of the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing May 11, 2010. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $3.18 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$0.12
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	10 years

This group of options was forfeited at December 31, 2009.

An additional set of stock options covering 41,872 shares were awarded on November 4, 2009. The option awards were granted with an exercise price equal to the average price of the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing November 4, 2010. The options are available to be exercised for a period of ten years after the date awarded.

The fair value of each option grant was estimated to be $2.79 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	$0.12
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	6.25 years

Exercise prices of options outstanding at December 31, 2009 ranged from $8.25 to $10.21.  The outstanding options at December 31, 2009 have an intrinsic value, which is the amount of the underlying stock exceeds the exercise price, of $55,000

During the year ended December 31, 2009, the Company recorded options expense of $54,000 included in “Salaries and employee benefits” on the accompanying consolidated financial statements. As of December 31, 2009, there was approximately $521,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a weighted-average period of 5 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted – Average Exercise Price	Weighted – Average Remaining Contractual Term
Outstanding, January 1, 2009	62,879	$10.19	-
Granted	43,258	$8.99	-
Exercised	-	-	-
Forfeited or expired	(1,500)	$8.67	-
Outstanding, December 31, 2009	104,637	$9.44	8.7
Exercisable, December 31, 2009	23,761	$10.37	7.4

	Stock Options		Restricted Stock
Nonvested shares	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested, January 1, 2009	52,080	$3.40	22,992	$8.47
Granted	42,872	$2.79	18,111	$8.99
Vested	(12,576)	$3.84	(4,949)	$8.90
Forfeited	(1,500)	$3.71	(750)	$8.67
Nonvested, December 31, 2009	80,876	$3.40	35,404	$8.81

Note 10 - Income Taxes

The Company and its subsidiary file a consolidated Federal income tax return.  North Penn Bancorp, Inc. and Norpenco, Inc. each file a Pennsylvania corporate tax report and North Penn Bank files a Pennsylvania Mutual Thrift Earnings Report.

Retained earnings at December 31, 2009 and 2008, included approximately $1.2 million representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with FASB ASC 740-10-25 Income Taxes – Recognition and Accounting Principles Board Statement No. 23, Accounting for Income Taxes – Special Areas...  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates.  The unrecorded deferred income tax liability related to this at 34% was $418,000 at December 31, 2009 and 2008. The Company’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.

Total income tax expense (benefit) for the years ended December 31, 2009 and 2008, is as follows (in thousands):

	2009	2008
Federal:
Currently payable	$234	$86
Deferred tax benefit	(240)	-
Total Federal taxes	(6)	86

State:
Currently payable	96	67
Deferred tax expense	(5)	-
Total State taxes	91	67
Total income tax expense	$85	$153

A reconciliation of income taxes at statutory rates (34% for both years) to the actual income tax provision reported in the Consolidated Statements of Income is as follows (in thousands):

	2009	2008
Tax expense at statutory rate on pretax income	$296	$172
Bank owned life insurance income	(51)	(18)
State income taxes	91	67
Tax exempt interest income	(111)	(87)
Tax effect of deferred compensation asset	(90)	-
Tax effect of other items, net	(50)	19
Applicable income tax expense	$85	$153
Effective tax rate	10%	30%

Significant deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$480	$354
Contribution carryover	94	129
Deferred compensation	90	-
AMT credits	79	-
Unrealized security losses	41	238
Other	66	-
	850	721
Less valuation allowance	(145)	(64)
Total	$705	$657

The Company has provided valuation allowances of $66,000 on contribution carryforwards and $79,000 on AMT credit carryforwards to reduce the total amount that management believes will ultimately be realized.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Note 11 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income(loss) of $458,000 and ($370,000) for years ended December 31, 2009 and 2008, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.

A reconciliation of other comprehensive income(loss) for the years ended December 31, 2009 and 2008, are as follows (dollars in thousands):

	2009
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$693	$(230)	$463
Less: Reclassification adjustment for net Gains realized in income	(8)	(3)	(5)
Net unrealized losses	$685	$(227)	$458

	2008
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the year	$(560)	$191	$(369)
Less: Reclassification adjustment for net Gains realized in income	1	-	1
Net unrealized gains	$(561)	$191	$(370)

Note 12 - Guarantees

FASB ASC 460-10 Guarantees FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), requires certain guarantees to be recorded at fair value as a liability at inception and when a loss is probable and reasonably estimable, as those terms are defined in FASB ASC 450 Contingencies SFAS Statement No. 5, Accounting for Contingencies (FAS 5) and also requires a guarantor to make significant new disclosures even when the likelihood of making any payments under the guarantee is remote.

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

Note 13 - Commitments and Contingencies

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

Commitments issued to potential borrowers of the Bank at December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008
Fixed-rate commitments	$30	$625
Variable/adjustable-rate commitments	1,674	4,651
Total	$1,704	$5,276

Interest rates range from 5.625% to 6.125% for fixed rate commitments at December 31, 2009.

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

The future minimum rental commitments under this lease at December 31, 2009 are as follows:
2010	50
2011	49

Total	$99

Note 14 - Fair Value Disclosures

Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820 Fair Value Measures and Disclosures SFAS No. 157, Fair Value Measurements, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. This standard establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined in the standard hierarchy are as follows:

Level	I:Quoted prices are available in active markets for identical assets or liabilities as of the record date.

Level
II:Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level
III:Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation

Investments available for sale are recorded at fair value on a recurring basis. Loans held for sale are recorded at fair value on a nonrecurring basis based on the lower of cost or market.

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820 Fair value Measures and Disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis (in thousands):

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,187	$18,211	$-	$19,398

	December 31, 2008
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,022	$19,235	$36	$20,293

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 was as follows (in thousands):

	2009		2008
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$11,912	11,912	$2,274	2,274
Investments available for sale	19,398	19,398	20,293	20,293
Restricted equity securities	1,143	1,143	1,090	1,090
Loans	114,546	114,483	107,276	111,291
Accrued interest receivable	665	665	676	676
Total financial assets	$147,664	147,601	$131,609	135,624

Financial liabilities:
Deposits	$124,055	122,608	$99,153	99,577
Other borrowings	12,000	12,378	19,648	20,701
Accrued interest payable	1,002	1,002	251	251
Total financial liabilities	$137,057	135,988	$119,052	120,529
Off-balance sheet liabilities:
Commitments to extend credit	$5,251	5,251	$2,224	2,224

Note 15 - Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the years ended December 31, 2009 and 2008 (dollars in thousands):

	2009	2008
Beginning balance	$1,327	$1,334
Additions	-	647
Collections	(260)	(654)
Ending balance	$1,067	$1,327

Note 16 - Litigation

As previously reported, the Company’s financial results for the fourth quarter 2008 included a pre-tax charge of $475,000 for losses attributable to accounting errors.  The Company has continued reviewing, and strengthening where necessary, its internal control procedures.  On November 13, 2009,the Company recognized a net recovery of $468,000 from its insurance carrier in settlement of the Company’s insurance claim.

At December 31, 2009, the Company was neither engaged in any existing nor aware of any pending legal proceedings.  From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other maters of a similar nature.

Note 17 - Dividend Policy

Company

The Company paid a quarterly cash dividend of $0.03 in 2009.  Payments of cash dividends to our stockholders may be dependent on the payment of a cash dividend from the Bank to the Company.  The payment of cash dividends by the Bank to the Company is limited by regulations of the FDIC and the Pennsylvania Department of Banking.  The Company’s future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors including future earnings, financial conditions, cash needs, and general business conditions.  Holders of common stock will be entitled to receive dividends as and when declared by the board of directors out of funds legally available for that purpose.

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

Note 18 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2009, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2009and 2008 are presented in the following table (dollars in thousands):

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,151	15.07%	>$9,634	>8.0%	>$12,042	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,667	13.84%	>$4,817	>4.0%	>$7,225	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,667	11.35%	>$5,874	>4.0%	>$7,343	>5.0%
Risk-Weighted Assets:	$120,425
Average Assets:	$146,866
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2009	$16,670
Plus: Unrealized Gain/Loss on Investments	(2)
Less: Disallowed Servicing Rights	(1)
Total Tier Capital December 31, 2009	$16,667
Plus: Allowance for loan losses	1,484
Total Risk-based Capital December 31, 2009	$18,151

At December 31, 2008:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$16,706	15.05%	>$8,878	>8.0%	>$11,098	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$15,536	14.00%	>$4,439	>4.0%	>$6,659	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$15,536	11.57%	>$5,370	>4.0%	>$6,713	>5.0%
Risk-Weighted Assets:	$110,977
Average Assets:	$134,261
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2008	$15,390
Plus: Unrealized Gain/Loss on Investments	147
Less: Disallowed Servicing Rights	(1)
Total Tier Capital December 31, 2008	$15,536
Plus: Allowance for loan losses	1,170
Total Risk-based Capital December 31, 2008	$16,706

Note 19 - Parent Company Financial Information

Condensed financial information of North Penn Bancorp, Inc. (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)
	December 31,
	2009	2008
Assets
Cash	$848	$2,483
Investment in subsidiary	16,671	15,390
Bank premises, net	1,155	1,216
Deferred income taxes	27	65
Due from subsidiary bank	684	286
Other assets	69	8
Total assets	$19,454	$19,448

Liabilities and Stockholders’ Equity
Accrued income taxes and other liabilities	$184	$150
Total liabilities	184	150
Preferred Stock	-	-
Common stock	158	158
Additional paid-in-capital	13,580	13,480
Retained earnings	8,541	7,905
Unearned ESOP shares	(907)	(980)
Accumulated other comprehensive loss	(2)	(460)
Treasury stock- at cost	(2,100)	(805)
Total stockholders’ equity	19,270	19,298
Total Liabilities and Stockholders’ Equity	$19,454	$19,448

STATEMENTS OF INCOME
(Amounts in thousands)
	2009	2008
Income
Interest income	$66	$-
Other income	61	34
Total income	127	34

Expenses
Occupancy and equipment expense-depreciation	61	73
Other expenses	106	94
Total expenses	167	167

Loss before income tax expense and equity in undistributed earnings of subsidiary	(40)	(133)

Income tax expense	-	9

Loss before equity in undistributed earnings of subsidiary	(40)	(142)

Equity in undistributed earnings of subsidiary	827	496

Net income	$787	$354

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	2009	2008
Operating activities:
Net income	$787	$354
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	61	73
Deferred income tax provision	38	-
Undistributed income of subsidiary	(827)	(496)
Increase in other assets	(61)	(154)
Increase in due from bank-operating	(274)	-
Increase in other liabilities	34	59
Net cash used in operating activities	(242)	(164)

Investing activities:	-	-

Financing activities:
ESOP share released	53	52
Cash dividends paid	(151)	(191)
Purchase of treasury stock	(1,295)	(805)

Net cash used in financing activities	(1,393)	(944)

Net decrease in cash and cash equivalents	(1,635)	(1,108)

Cash and cash equivalents January 1	2,483	3,591
Cash and cash equivalents December 31	$848	$2,483

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 13, 2009, McGrail Merkel Quinn & Associates resigned as North Penn Bancorp, Inc.'s (the "Company") independent registered public accounting firm. McGrail Merkel Quinn & Associates' report on the Company's consolidated financial statements for the two fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007, as well as the interim period preceding the resignation of McGrail Merkel Quinn & Associates, there were no disagreements or reportable events of the kind described in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the "Commission") between the Company and McGrail Merkel Quinn & Associates on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of McGrail Merkel Quinn & Associates, would have caused McGrail Merkel Quinn & Associates to make a reference to the subject matter of the disagreement or reportable event in connection with the issuance of its audit reports.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the caption “STOCK OWNERSHIP” in the Proxy Statement is incorporated by reference in response to this Item 11.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	104,637	$9.44	52,996
Equity compensation plans not approved by security holders	-	-	-
Total	104,637	$9.44	52,996

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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
10.1
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Frederick L. Hickman incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008. (file no. 000-52839)

10.2
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas J. Dziak incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the quarter ended December 31, 2007. (file no. 000-52839)

10.3
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas A. Byrne incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the quarter ended December 31, 2007. (file no. 000-52839)

10.4
*North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement of North Penn Bancorp, Inc. filed on March 31, 2006 (File No. 000-51234))

10.5
North Penn Bancorp, Inc. 2009 Equity Incentive Plan (Incorporated herin by reference to Appendix A to Schedule 14A Definitive Proxy Statement of Northe Penn Bancorp, Inc. filed on April 20, 2009 (File No. 000-52839)

10.6
*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Frederick L. Hickman (Incorporated herein by reference to Exhibit 10.7 to Form 10-K of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.7
*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Thomas J. Dziak (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

10.8
*Supplemental Executive Retirement Agreement dated April 1, 2005 between North Penn Bank and Thomas A. Byrne (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

21	List of Subsidiaries
23.1	Consent of J.H. Williams & Co., LLP
23.2	Consent of McGrail Merkel Quinn and Associates
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

* Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH PENN BANCORP, INC.
(Registrant)

By	/s/ Frederick L. Hickman
Frederick L. Hickman
President and Chief Executive Officer
Principal Executive Officer

Date	March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon S. Florey	March 31, 2010
Gordon S. Florey, Director	Date

/s/ Frederick L. Hickman	March 31, 2010
Frederick L. Hickman	Date
President, Chief Executive Officer and Director

/s/ Herbert C. Kneller	March 31, 2010
Herbert C. Kneller, Director	Date

/s/ Virginia D. McGregor	March 31, 2010
Virginia D. McGregor, Director	Date

/s/ Frank H. Mechler	March 31, 2010
Frank H. Mechler, Director	Date

/s/ James W. Reid	March 31, 2010
James W. Reid, Director	Date

/s/ Kevin M. Lamont	March 31, 2010
Kevin M. Lamont, Chairman of the Board and Director	Date