Form 10-Q
period 2010-03-31
North Penn Bancorp Inc
filed 2010-05-14
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 2010

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

As of May 6, 2010, the issuer had 1,300,024 shares of common stock, par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS:
Cash and due from banks	$2,007	$2,652
Interest bearing deposits	322	560
Federal funds sold	4,649	8,700
Total cash and cash equivalents	6,978	11,912
Investment securities, available for sale	19,159	19,398
Equity securities at cost, substantially restricted	1,143	1,143
Loans, net of allowance for loan losses of $1,523 in 2010 and $1,484 in 2009	118,811	114,546
Bank premises and equipment – net	3,948	3,965
Accrued interest receivable	731	665
Cash surrender value of bank-owned life insurance	3,052	3,015
Deferred income taxes	647	705
Prepaid FDIC insurance	551	604
Other real estate owned	88	88
Other assets	425	286
TOTAL ASSETS	$155,533	$156,327

LIABILITIES:
Deposits:
Non-interest bearing	$6,702	$8,785
Interest bearing	116,046	115,270
Total deposits	122,748	124,055
Other borrowed funds	12,000	12,000
Accrued interest and other liabilities	1,255	1,002
TOTAL LIABILITIES	136,003	137,057

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,581,571shares issued in 2010 and 2009; outstanding: 1,327,271 in 2010 and 1,330,071 in 2009	158	158
Additional paid-in capital	13,616	13,580
Retained earnings	8,642	8,541
Unearned ESOP shares	(889)	(907)
Accumulated other comprehensive income, (loss)	129	(2)
Treasury Stock at cost, shares: 254,300 in 2010 and 251,500 in 2009	(2,126)	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	19,530	19,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$155,533	$156,327

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three Months Ended March 31, 2010 and 2009
(In thousands)

	2010	2009
INTEREST INCOME
Interest on loans	$1,737	$1,719
Interest on tax exempt loans	14	-
Interest on federal funds sold	4	1
Interest on tax exempt investments	81	74
Interest and dividends on investments	125	134
Total interest income	1,961	1,928
INTEREST EXPENSE
Interest on deposits	557	613
Interest on short-term borrowings	-	13
Interest on long-term borrowings	158	153
Total interest expense	715	779

NET INTEREST INCOME	1,246	1,149

PROVISION FOR LOAN LOSSES	39	52

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,207	1,097

OTHER INCOME
Service charges and fees	34	48
Bank-owned life insurance income	38	43
Other operating income	24	10
Gain on sale of loans	-	14
Impairment losses on investment securities	(24)	-
TOTAL OTHER INCOME	72	115

OTHER EXPENSE
Salaries and employee benefits	583	504
Occupancy and equipment expense	132	151
FDIC insurance expense	54	5
Professional services expense	69	77
Other operating expenses	163	144
TOTAL OTHER EXPENSE	1,001	881

INCOME(LOSS) BEFORE INCOME TAXES	278	331

INCOME TAX EXPENSE	56	107

NET INCOME	222	224

OTHER COMPREHENSIVE INCOME/(LOSS):
Unrealized holding gain arising during period, net of income tax	131	115
COMPREHENSIVE INCOME(LOSS)	$353	$339

Weighted average number of shares outstanding	1,342,477	1,426,835
Earnings per share, basic and diluted	$0.17	$0.16
Dividends per share	$.09	$0.03
See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(In thousands)

	2010	2009
Operating Activities:
Net income	$222	$224
Items not requiring (providing) cash
Depreciation	42	58
Provision for loan losses	39	52
Amortization of securities (net of accretion)	15	(2)
ESOP expense	17	13
Stock option expense	36	24
Increase in cash surrender value of life insurance	(37)	(42)
Impairment loss on investment securities	24	-
Net realized gain on sale of loans	-	(14)

Changes in:
Prepaid FDIC insurance	53
Accrued interest income and other assets	(225)	(67)
Accrued interest expense and other liabilities	254	23
Net Cash Provided By Operating Activities	440	269

Investing Activities:
Purchase of bank premises and equipment	(25)	(4)
Purchase of securities “available for sale”	(6)	(30)
Maturity or called securities “available for sale”	-	500
Redemptions of mortgage-backed securities “available for sale”	415	541
Purchase redemption of restricted stock	-	(53)
Net decrease (increase) in loans to customers	(4,304)	1,272
Proceeds from sale of loans	-	698
Net Cash Provided by (Used In) Investing Activities	(3,920)	2,924

Financing Activities:
Increase in deposits	(1,307)	9,801
Decrease in borrowed funds	-	(7,648)
Treasury stock purchased	(26)	(200)
Cash dividends paid	(121)	(47)
Net Cash Provided By (Used In) Financing Activities	(1,454)	1,906
Net Increase (Decrease) In Cash and Cash Equivalents	(4,934)	5,099

Cash and Cash Equivalents, January 1	11,912	2,274
Cash and Cash Equivalents, March 31	$6,978	$7,373

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$761	$733
Income taxes	$149	$45

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

Adoption of New Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets that eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB amended previous guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance use an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

Newly Issued But Not Yet Effective Accounting Standards

Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets has been issued.  ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

ASC 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities has been issued. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard is effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820):Improving Disclosures about Fair Value Measurements has been issued.  ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. This standard is generally effective for the Company October 1, 2010 and is not expected to have a material effect on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“Topic 855”): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

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

Reclassifications

Certain amounts in the consolidated financial statements for 2009 have been reclassified to conform to presentations used in the 2010 consolidated financial statements. Such reclassifications had no effect on the company’s consolidated financial position or net income.

Subsequent Events

Management has evaluated subsequent events through May 13, 2010, the date the consolidated statements were issued.  No material subsequent events have occurred since March 31, 2010 that requires recognition or disclosure in the consolidated financial statements.

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

The amortized cost and fair value of investment securities at March 31, 2010 and December 31, 2009 are as follows:

Available-for-Sale
March 31, 2010
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,500	$11	$-	$1,511
Mortgage-backed securities	2,242	76	-	2,318
State & political subdivisions	8,717	218	3	8,932
Other bonds	4,960	192	29	5,123
Total debt securities	17,419	497	32	17,884
Equity securities	1,574	37	336	1,275
Total Available-for-Sale	$18,993	$534	$368	$19,159

Available-for-Sale
December 31, 2009
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,500	$18	$-	$1,518
Mortgage-backed securities	2,662	89	-	2,751
State & political subdivisions	8,719	142	6	8,855
Other bonds	4,969	164	43	5,090
Total debt securities	17,850	413	49	18,214
Equity securities	1,591	15	422	1,184
Total Available-for-Sale	$19,441	$428	$471	$19,398

All of the Company’s investment securities were classified as available-for-sale at March 31, 2010 and December 31, 2009.

The gross fair value and unrealized losses of the Bank’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	297	2	-	-	297	2
Other securities	933	29	-	-	933	29
Equity securities	201	37	639	300	840	337
Total	$1,431	$68	$639	$300	$2070	$368

The above table at March 31, 2010 includes 11 securities that have unrealized losses for less than 12 months and 33 securities that have been in an unrealized loss position for 12 or more months.

The Company invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Company) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Company’s carrying value at any measurement date. Management does not believe any of their 44 securities in an unrealized position as of March 31, 2010 represents an other-than-temporary impairment. The Company has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB ASC 320 model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost , (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgement and is based on the information available to management at a point in time.

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

The Company’s investment in equity securities consists entirely of bank stocks.  The unrealized losses are from forty bank stocks due to market fluctuation.  The Company also reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment OTTI.  An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  After our March 31, 2010 review, we concluded that two securities were impaired. OTTI losses of $24,000 on these securities were recognized during the first quarter 2010.  In accordance, with FASB ASC 320, the impairment was deemed credit related and run entirely through the statement of  income.

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and, Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At both March 31, 2010 and December 31, 2009, the Company held $1,106,000 in stock of FHLB-Pittsburgh, and $37,000 in stock of ACBB.

At December 31, 2009, the Company evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Company’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Company utilizes the impairment framework outlined in GAAP to evaluate stock for impairment.

3.           Loans

	March 31, 2010	December 31, 2009
	(In thousands)
Real estate mortgages:
Construction and land development	$450	$327
Residential, 1 – 4 family	46,931	47,439
Residential, multi-family	895	908
Commercial	64,785	60,269
Total real estate mortgages	113,061	108,943
Commercial	3,992	3,368
Consumer	3,281	3,719
Total loans	120,334	116,030
Allowance for loan losses	1,523	1,484
Total loans, net	$118,811	$114,546

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of March 31, 2010. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$1,484	$1,170
Charge-offs:
Commercial	-	146
Real estate mortgages	-
Consumer	-	25
Total	-	171
Recoveries:
Commercial	-	-
Real estate mortgages	-	-
Consumer	-	10
Total	-	10
Net charge-offs	-	161
Provision charged to operations	39	475
Balance at end of period	$1,523	$1,484

Loan reserve ratios:
Net loan charge-offs to average loans	-	0.15%
Allowance as a percentage of total loans	1.27%	1.28%

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At March 31, 2010, the Bank had $1.6 million in non-accrual loans as compared with $1.8 million at December 31, 2009.  As of March 31, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-40 Receivables – Troubled Debt Restructuring by Creditors (SFAS 15), the Bank had no significant troubled debt restructuring.  As of March 31, 2009, for purposes of accounting and reporting in accordance with FASB ASC 310-10.35 Receivables – Subsequent Measurement (SFAS 114), the Bank had $1.6 million in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated:

	March 31	December 31
	2010	2009
Non-accrual commercial	$18	42
Non-accrual commercial mortgage	901	960
Non-accrual residential mortgage	699	768
Non-accrual consumer	25	4
Total non-performing loans	$1,643	$1,774
Foreclosed real estate	88	88
Total non-performing assets	$1,731	$1,862

4.           Other Borrowings

The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.  At March 31, 2010, this line of credit had a zero balance.

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

5.           Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in FASB – ASC 260-10 Earnings per share SFAS No. 128, Earnings Per Share.   Diluted earnings per share  include common shares issuable upon exercise of employee stock options  as follows:

March 31, 2010	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$222,000	1,329,542	$0.17
Options includable	-	12,935	-
Diluted EPS	$222,000	1,342,477	$0.17

March 31, 2009	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$224,000	1,426,835	$0.16
Options includable	-	-	-
Diluted EPS	$224,000	1,426,835	$0.16

6.	Stock-Based Compensation

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

 Stock Grants. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and fair value over the requisite service period, generally five years.  For the three months ended March 31, 2010, restricted stock grants totaling 750 shares were awarded having a fair value of $7,125. The grants vest over five years.  There were no restricted stock awards made for three months ended March 31, 2009.

The following table reflects the activities related to restricted stock awards outstanding for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010		2009
Stock Grants	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Balance, January 1, 2010	42,337	$8.94	24,976	$8.90
Granted	750	9.50	-	-
Vested	-	-	-	-
Forfeited and surrendered	-	-	-	-
Outstanding, March 31, 2010	43,087	$8.95	24,976	$8.90
Exercisable, March 31, 2010	6,931	$9.56	1,748	$11.15

Stock Options. . The option awards were granted with an exercise price equal to the average price on the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded. The options are available to be exercised for a period of ten years after the date awarded.

On March 4, 2010, the Company issued stock options covering 1,500 shares. The option awards were granted with an exercise price equal to the average price on the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing March 4, 2011. The options are available to be exercised for a period of ten years after the date awarded. There were no stock options awarded for the three month ended March 31, 2009.

The fair value of each option grant was estimated to be $2.74 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.60%
Volatility (%)	29.24%
Risk-free Interest Rate (%)	2.84%
Expected Life	6.5 years

	Three Months Ended March 31,
	2010		2009
Stock Options	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Balance, January 1, 2010	104,637	$9.44	63,265	$9.71
Granted	1,500	9.50	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31, 2010	106,137	$9.44	63,265	$9.71
Exercisable, March 31, 2010	23,761	$10.37	11,186	$11.00

The weighted average remaining contractural life of stock options award is 8.51 years

The compensation expense recognized for option and restricted stock awards for the quarters ended March 31, 2010 and 2009 was $36,000 and $24,000, respectively.

As of March 31, 2010, there was approximately $281,000 of total unrecognized compensation cost related to options and unvested stock awards. The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

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

In September 2006, the Bank executed a Mortgage Partnership Finance (MPF) Master Commitment (the Commitment) with the FHLBank of Pittsburgh (FHLB) to deliver $10.0 million of mortgage loans and to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the Commitment.  The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF Program mortgage loans.  The term of the Commitment and guarantee per the Master Commitment was through September 25, 2009. The maximum potential amount of future payments that the Bank is required to make under the guarantee is $450,000. Under the Commitment, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings.  Any future recoveries on any losses would not be paid by the FHLB under the Commitment.  The Bank has not experienced any losses under these guarantees.

8.            Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the quarter ended March 31, 2010 and the year ended December 31, 2009 (dollars in thousands):

	March 31,	December 31,
	2010	2009
Beginning balance	$1,067	$1,327
Additions
Collections	(23)	(260)
Ending balance	$1,044	$1,067

9.           Retirement Plans

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

 For the plan years ending June 30, 2010 and 2009, the required contributions due were $21,000 and $48,000 respectively.

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

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$6,978	6,978	$11,912	11,912
Investments available for sale	19,159	19,159	19,398	19,398
Restricted equity securities	1,143	1,143	1,143	1,143
Loans	118,811	120,312	114,546	114,483
Accrued interest receivable	731	731	665	665
Total financial assets	$146,822	134,334	$147,664	147,601

Financial liabilities:
Deposits	$122,748	121,166	$124,055	122,608
Other borrowings	12,000	12,432	12,000	12,378
Accrued interest payable	280	280	1,002	1,002
Total financial liabilities	$135,028	133,878	$137,057	135,988
Off-balance sheet liabilities:	-	-	-	-
Commitments to extend credit	$7,417	7,417	$5,251	5,251

11.         Stockholder’s Equity

Changes in stockholders’ equity for the period ended March 31, 2010 were as follows:

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accum- ulated Other Comp- rehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2010	$158	$13,580	$8,541	$(907)	$(2)	$(2,100)	$19,270
Comprehensive income:
Net income	-	-	222	-	-	-	222
Unrealized losses on securities, net of income taxes	-	-	-	-	131	-	131
Comprehensive income							353
ESOP shares released	-		-	18	-	-	18
Restricted Stock Awards	-	36	-	-	-	-	36
Purchase of Treasury Stock						(26)	(26)
Cash dividend - $0.09 per share	-	-	(121)	-	-	-	(121)

Balance,March 31, 2010	$158	$13,616	$8,642	$(889)	$129	$(2,126)	$19,530

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Statement of Changes in Financial Condition

General. Our total assets decreased $794,000, or 0.5%, from $156.3 million at December 31, 2009 to $155.5 million at March 31, 2010.  Significant changes in asset totals from December 31, 2009 to March 31, 2010 included a decrease of $4.1 million in Federal funds sold, while net loans increased $4.3 million.  Total liabilities decreased $1.1 million or 0.8% to $136.0 million at March 31, 2010 as compared to $137.1million at December 31, 2009 due to a $1.3 million decline in total deposits.   Stockholders’ equity increased $260,000 or 1.3% to $19.5 million at March 31, 2010 as compared with $19.3 million at December 31, 2009.  The primary reason for the increase in stockholders’ equity was earnings for the period and an increase in accumulated other comprehensive income due to an increase in the market value of available for sale investment securities.

Assets. Our loan portfolio increased a net of $4.3 million or 3.7%, since December 31, 2009.  Commercial real estate loans have increased $4.5 million, from $60.3 million at December 31, 2009 to $64.8 million at March 31, 2010. Substantially all of the Company’s commercial real estate loans are secured by properties located in the Bank’s primary market area. Consumer loans decreased $438,000 from $3.7 million at December 31, 2009 to $3.3 million at March 31, 2010, as the Bank has chosen not to aggressively pursue that segment of loans. Residential mortgages decreased $508,000 from December 31, 2009, as demand for refinancing has slowed.

Investment securities decreased $239,000, or 1.2%, to $19.2 million at March 31, 2010 from $19.4 million at December 31, 2009. We intend to maintain a level of investment securities that is sufficient to maintain pledging and collateralized borrowing requirements while also temporarily deploying excess liquidity.

Allowance for Loan Losses. The allowance for loan loss increased $39,000 during the first quarter of 2010.  For the period three month period ending March 31, 2010, there were no loans charged-off or recoveries. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.27% at March 31, 2010 and 1.28% at December 31, 2009. We are carefully monitoring credit quality so that we can respond quickly to any deterioration with action to include strong collection efforts and increased allowance for loan loss protection.

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

Non-Performing Assets.   On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans).  On loans 90 days or more past due as to principal and interest payments, the Company’s policy, with certain limited exceptions, is to discontinue accruing interest.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement.  Interest income is not accrued on these loans until the borrowers’ financial condition and payment record demonstrate an ability to service the debt.  Real estate that is acquired as a result of foreclosure is classified as other real estate owned.  Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs.  Costs associated with acquiring and improving a foreclosed property may be capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs.  Holding costs are charged to expense.  Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

Non-performing loans totaled $1.6 million at March 31, 2010, compared to $1.8 million at December 31, 2009. The ratio of non-performing loans to total loans was 1.37% and 1.53% at March 31, 2010 and December 31, 2009, respectively.

Liabilities. Total deposits decreased $1.3 million, or 1.1%, to $122.7 million at March 31, 2010 from $124.1 million at December 31, 2009.  The primary reason for the decrease in deposits was that time deposits decreased $8.0 million or 12.2% to $57.9 million at March 31, 2010 from $66.0 million at December 31, 2009. The decrease in time deposits was partially offset by an increase in core deposits of $6.7 or 11.6% to $64.8 million at March 31, 2010 from $58.1 million at December 31, 2009. Core deposits consist of all deposits other than certificates of deposit.  The Bank has tried to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits, particularly non-interest-bearing deposits

Stockholders’ Equity. Stockholders’ equity increased $260,000 or 1.3% to $19.5 million at March 31, 2010 as compared with $19.3 million at December 31, 2009.  Net income for the period and improvement in accumulated other comprehensive loss were the primary reasons for the increase.  The increase was partially offset by our continuing purchases of Treasury Stock and payment of cash dividends.  On March 23, 2010, the Company approved a 33% increase in its quarterly dividend on its outstanding common stock from $0.03 to $0.04 per share.  In addition, the Company approved a special cash dividend of $0.05 per share on its outstanding common stock.  Both the quarterly cash dividend and the special cash dividend were paid on April 30, 2010 to shareholders of record as of the close of business on April 15, 2010.

Comparison of Results of Operations for the Three Month Periods  Ended March 31, 2010 and 2009

General. The Company’s net income for the three months ended March 31, 2010 was $222,000, virtually unchanged from net income of $224,000 for the three months ended March 31, 2009. The Company was able to offset increases in non-interest expenses, such as FDIC insurance, with an increase in net interest income. Net interest income is the difference between interest earned on securities and loans, less the interest paid on deposits and borrowed funds.

 Net Interest Income.  For the three months ended March 31, 2010, the Company increased net interest income by $97,000 or 8.4% to $1.2 million as compared to $1.1 million for the same period in 2009. Interest income on loans increased $33,000 or 1.9% to $1.8 million over the three months ended March 31, 2010 versus the same period in 2009.  Interest and dividend income on investment securities was $209,000 which was unchanged at both periods.  Increased volume of loans was the primary reason for the increase in loan interest income.

Interest expense decreased $64,000, or 8.2%, from $779,000 for the three months ended March 31, 2009 to $715,000 for the same period in 2010.  Interest on deposits decreased $56,000 or 9.1%, from $613,000 for the three months ended March 31, 2009 to $557,000 in 2010 due to substantially lower rates on deposits.

Provision for Loan Loss. For the three months ending March 31, 2010, the Company recorded a provision for loan loss in the amount of $39,000, compared to $52,000 for the three months ended March 31, 2009. The Company had no charge-offs for the three months ending March 31, 2010. The allowance for loan losses as a percent of total loans was 1.27% at March 31, 2010 compared to 1.28% at December 31, 2009.

Non-Interest Income.   Non-interest income decreased $43,000 or 37.4% to $72,000 for the three months ended March 31, 2010 as compared to $115,000 for the same period in 2009. The decrease in non-interest income for the three months ending March 31, 2010 over the comparable 2009 period was primarily caused by an other-than-temporary impairment charge on two equity securities of $24,000 for the three months ending March  31, 2010.  Service charges and fees also decreased $14,000 over the same periods. The primary reason for the decrease was a decline of $7,000 in returned check fees. For the three months ended March 31, 2010, the Company did not record any gains or losses on sale of other real estate, loans or securities. For the three months ended March 31, 2009, the company reported a gain on sale of loans of $14,000.

Non-Interest Expense.  For the three months ended March 31, 2010, non-interest expense increased $120,000 or 13.6% to $1.0 million as compared with $881,000 for the three months ended March 31, 2009.  The primary reasons for the increase was a $79,000 increase in salary and employee benefits and a $49,000 increase in FDIC insurance expense.  The primary reason for the increase in salary and employee benefits was utilizing accrual method for month end salaries for the three months ended March 31, 2010.  The increase in FDIC insurance is the result increased assessments due to losses incurred by the Deposit Insurance Fund.

Income taxes. The Bank recorded income tax expense for the three months ended March 31, 2010 of $56,000 as opposed to $107,000 for the same period in 2009.  The primary reason for the decrease was the application of  Alternative Minimum Tax credits for the three months ended March 31, 2010.

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

North Penn Bank's capital ratios at March 31, 2010 and December 31, 2009 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes			To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2010:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,122	14.63%	$	≥ 9,912	≥8.0%	$	≥12,381	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,599	13.40%	$	≥ 4,956	≥4.0%	$	≥ 7,434	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,599	10.97%	$	≥ 6,053	≥4.0%	$	≥ 7,566	≥5.0%
Risk-Weighted Assets:	$123,905
Average Assets:	$151,314
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital March 31, 2010		$15,787
Plus: Unrealized Gain/Loss on Investments		(98)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital March 31, 2010		$15,688
Plus: Allowance for loan losses		1,215
Total Risk-based Capital March 31, 2010		$16,903

At December 31, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,151	15.07%	$	≥9,634	≥8.0%	$	≥12,042	≥10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,667	13.84%	$	≥4,817	≥4.0%	$	≥ 7,225	≥6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,667	11.35%	$	≥5,874	≥4.0%	$	≥ 7,343	≥5.0%
Risk-Weighted Assets:	$120,425
Average Assets:	$14,866
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2009		$16,670
Plus: Unrealized Gain/Loss on Investments		(2)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital December 31, 2009		$16,667
Plus: Allowance for loan losses		1,484
Total Risk-based Capital December 31, 2009		$18,151

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4T.               Controls and Procedures

North Penn Bancorp, Inc., under the supervision and with the participation of its management, including its Chief Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the design and operation of North Penn’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, North Penn’s Chief Executive Officer and Principal Accounting Officer concluded that North Penn’s disclosure controls and procedures were effective. There were no significant changes to North Penn’s disclosure controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.              Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A .          Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At March 31, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 through January 31, 2010	-	-

February 1, 2010 through February 28, 2010	-	-

March 1, 2010 through March 31, 2010	2,800	$9.35	254,300	46,198

Total	2,800	$9.35

(1)On October 1, 2008, North Penn Bancorp, Inc. announced that its Board of Directors authorized a stock repurchase plan for up to 158,157 shares of the Company’s outstanding common stock.

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

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.        [Removed and Reserved].

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

North Penn Bancorp, Inc

Dated:	May 14, 2010	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	May 14, 2010	/s Joseph F. McDonald
Joseph F. McDonald Chief Financial Officer