Form 10-Q
period 2010-06-30
North Penn Bancorp Inc
filed 2010-08-13
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of August 5, 2010 the issuer had 1,285,148 shares of common stock, par value $0.10 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$7,784	$2,652
Interest bearing deposits	299	560
Federal funds sold	6,011	8,700
Total cash and cash equivalents	14,094	11,912
Investment securities, available for sale	17,822	19,398
Equity securities at cost, substantially restricted	1,143	1,143
Loans, net of allowance for loan losses of $1,564 in 2010 and $1,484 in 2009	119,579	114,546
Bank premises and equipment – net	3,917	3,965
Accrued interest receivable	731	665
Cash surrender value of bank-owned life insurance	3,089	3,015
Deferred income taxes	668	705
Prepaid FDIC insurance	497	604
Other real estate owned	88	88
Other assets	288	286
TOTAL ASSETS	$161,916	$156,327

LIABILITIES:
Deposits:
Non-interest bearing	$7,069	$8,785
Interest bearing	122,467	115,270
Total deposits	129,536	124,055
Other borrowed funds	12,000	12,000
Accrued interest and other liabilities	980	1,002
TOTAL LIABILITIES	142,516	137,057

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,585,646 shares issued ; outstanding: 1,285,148 at June 30, 2010 and 1,330,071 at December 31, 2009	158	158
Additional paid-in capital	13,640	13,580
Retained earnings	8,944	8,541
Unearned ESOP shares	(871)	(907)
Accumulated other comprehensive income, (loss)	145	(2)
Treasury Stock at cost, shares: 300,498 at June 30, 2010 in 2010 and 251,500 at December 31, 2009	(2,616)	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	19,400	19,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,916	$156,327

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2010 and 2009
	Six Months Ended		Three Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
INTEREST INCOME
Interest on loans	$3,550	$3,414	$1,813	$1,695
Interest on tax exempt loans	22	-	8	-
Interest on federal funds sold	7	3	3	2
Interest on tax exempt investments	154	148	73	74
Interest and dividends on investments	273	249	148	115
Total interest income	4,006	3,814	2,045	1,886
INTEREST EXPENSE
Interest on deposits	1,026	1,267	469	654
Interest on short-term borrowings	-	10	-
Interest on long-term borrowings	316	308	158	152
Total interest expense	1,342	1,585	627	806

NET INTEREST INCOME	2,664	2,229	1,418	1,080

PROVISION FOR LOAN LOSSES	201	90	162	38

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,463	2,139	1,256	1,042

OTHER INCOME
Service charges and fees	83	73	49	25
Bank-owned life insurance	73	80	35	37
Other operating income	53	54	29	44
Gain on sale of loans	95	14	95	-
Impairment losses on investment securities	(24)	-	-	-
TOTAL OTHER INCOME	280	221	208	106

OTHER EXPENSE
Salaries and employee benefits	1,170	1,089	587	585
Occupancy and equipment expense	265	305	133	154
FDIC insurance expense	107	153	53	148
Professional services expense	134	151	65	74
Other operating expenses	347	370	184	226
TOTAL OTHER EXPENSE	2,023	2,068	1,022	1,187

INCOME(LOSS) BEFORE INCOME TAXES	720	292	442	(39)

INCOME TAX EXPENSE(BENEFIT)	145	70	89	(37)

NET INCOME/(LOSS)	575	222	353	(2)

OTHER COMPREHENSIVE INCOME/(LOSS):
Unrealized holding gain arising during period, net of income tax	147	(10)	15	(105)
COMPREHENSIVE INCOME(LOSS)	$722	$212	$368	$(107)

Weighted average number of shares outstanding	1,316,047	1,417,697	1,302,700	1,408,559
Earnings per share, basic	$0.44	$0.16	$0.27	$-
Earnings per share, diluted	$0.43	$0.16	$0.27	-
Dividends per share	$0.13	$0.06	$0.04	$0.03

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(In thousands)
	2010	2009
Operating Activities:
Net income	$575	$222
Items not requiring (providing) cash
Depreciation	89	116
Provision for loan losses	201	90
Deferred income tax benefit	(50)	-
Amortization of securities (net of accretion)	(6)	9
ESOP expense	36	37
Stock option expense	60	47
Increase in cash surrender value of life insurance	(73)	(78)
Impairment loss on investment securities	24
Net realized gain on sale of loans	(95)	(14)
Changes in:
Prepaid FDIC insurance	107	-
Accrued interest income and other assets	(51)	(4)
Accrued interest expense and other liabilities	(22)	(62)
Net Cash Provided By Operating Activities	795	363

Investing Activities:
Purchase of bank premises and equipment	(41)	(15)
Proceeds from sale of bank premises and equipment	-	-
Proceeds from sale of other real estate	-	-
Purchase of securities “available for sale”	(42)	(1,612)
Sales of securities “available for sale”	-	15
Matured or called securities “available for sale”	1,100	993
Redemptions of mortgage-backed securities “available for sale”	732	1,182
(Purchase) redemption of restricted stock	-	(53)
Net increase in loans to customers	(7,793)	(874)
Proceeds from sale of loans	2,585	698
Net Cash Provided by/(Used) In Investing Activities	(3,459)	334

Financing Activities:
Increase in deposits	5,481	19,169
Decrease in borrowed funds	-	(7,648)
Treasury stock purchased	(516)	(508)
Cash dividends paid	(119)	(94)
Net Cash Provided By Financing Activities	4,846	10,919
Net Increase In Cash and Cash Equivalents	2,182	11,616

Cash and Cash Equivalents, January 1	11,912	2,274
Cash and Cash Equivalents, June 30	$14,094	$13,980

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$1,431	$1,539
Income taxes	254	79

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

Adoption of New Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets that eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

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

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” amends prior guidance. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance became effective upon issuance.

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

FASB ASC Topic 310, “Receivables.” New authoritative accounting guidance under Accounting Standard Codification (“ASC”) Topic 310, “Receivables,” clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance becomes effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period on or after July 15, 2010 with early application permitted. The adoption of this new authoritative guidance under ASC Topic 310 is not expected to have a material impact on the Company’s consolidated financial statements, results of operations or liquidity.

Additional new authoritative accounting guidance (Accounting Standards Update (“ASU”) No. 2010-20) under ASC Topic 310, “Receivables,” requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and non-accrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The Company will include these disclosures in the notes to the financial statements beginning December 31, 2010.

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

The amortized cost and fair value of investment securities at June 30, 2010 and December 31, 2009 are as follows:

Available-for-Sale
June 30, 2010
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,500	$2	$-	$1,502
Mortgage-backed securities	1,922	85	-	2,007
State & political subdivisions	8,115	230	1	8,344
Other bonds	4,485	199	30	4,654
Total debt securities	16,022	516	31	16,507
Equity securities	1,610	43	338	1,315
Total Available-for-Sale	$17,632	$559	$369	$17,822

Available-for-Sale
December 31, 2009
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,500	$18	$-	$1,518
Mortgage-backed securities	2,662	89	-	2,751
State & political subdivisions	8,719	142	6	8,855
Other bonds	4,969	164	43	5,090
Total debt securities	17,850	413	49	18,214
Equity securities	1,591	15	422	1,184
Total Available-for-Sale	$19,441	$428	$471	$19,398

All of the Company’s investment securities were classified as available-for-sale at June 30, 2010 and December 31, 2009.

The gross fair value and unrealized losses of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010, are as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	300	1	-	-	300	1
Other securities	940	30	-	-	940	30
Equity securities	321	36	572	298	893	334
Total	$1,561	$67	$572	$298	$2,133	$365

The above table at June 30, 2010 includes 13 securities that have unrealized losses for less than 12 months and 32 securities that have been in an unrealized loss position for 12 or more months.

The Company invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Company) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Company’s carrying value at any measurement date. Management does not believe any of their 45 securities in an unrealized position as of June 30, 2010 represents an other-than-temporary impairment. The Company has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

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

The Company’s investment in equity securities consists entirely of bank stocks. The Company invests in equity securities of other banks through its subsidiary, Norpenco, Inc  The unrealized losses are from forty three bank stocks due to market fluctuation.  The Company also reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment OTTI.  An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  After our March 31, 2010 review, we concluded that two securities were impaired. OTTI losses of $24,000 on these securities were recognized during the first quarter 2010.  In accordance, with FASB ASC 320, the impairment was deemed credit related and run entirely through the statement of income.

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and, Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At both June 30, 2010 and December 31, 2009, the Company held $1,106,000 in stock of FHLB-Pittsburgh, and $37,000 in stock of ACBB.

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

3.	Loans

	June 30, 2010	December 31, 2009
	(In thousands)
Real estate mortgages:
Construction and land development	$125	$327
Residential, 1 – 4 family	45,242	47,439
Residential, multi-family	882	908
Commercial	67,452	60,269
Total real estate mortgages	113,701	108,943
Commercial	4,530	3,368
Consumer	2,912	3,719
Total loans	121,143	116,030
Allowance for loan losses	1,564	1,484
Total loans, net	$119,579	$114,546

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of June 30, 2010. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of June 30, 2010, June 30, 2009, and December 31, 2009:

(Dollars in thousands)	June 30,	June 30,	December 31
	2010	2009	2009
Balance at beginning of period	$1,484	$1,170	$1,170

Charge-offs
Commercial	39	50	146
Real estate mortgages	83	-	-
Consumer	-	15	25
Total	$122	$65	$171

Recoveries:
Commercial	-	-	-
Real estate mortgages	-	-	-
Consumer	1	10	10
Total	1	10	10
Net charge-offs	121	55	161
Provision charged to operations	201	90	475
Balance at end of period	$1,564	$1,205	$1,484

Loss reserve ratios:
Net 1oan charge-offs to average 1oans	0.10%	0.05%	0.15%
Allowance as a percentage of total loans	1.29%	1.11%	1.28%

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At June 30, 2010, the Bank had $1.3 million in non-accrual loans as compared with $1.8 million at December 31, 2009 and $1.3 million at June 30, 2009.  As of June 30, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-40 Receivables – Troubled Debt Restructuring by Creditors (SFAS 15), the Bank had no significant troubled debt restructuring.  As of June 30, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-10.35 Receivables – Subsequent Measurement (SFAS 114), the Bank had $1.3 million in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated:

(Dollars in thousands)	June 30,	June 30,	December, 31
	2010	2009	2009
Non-accrual commercial	-	$17	$42
Non-accrual commercial mortgage	$449	160	960
Non-accrual residential mortgage	784	1,064	768
Non-accrual consumer	27	28	4
Total non-performing loans	$1,260	$1,269	$1,774
Foreclosed real estate	88	-	88
Total non-performing assets	$1,348	$1,269	$1,862

(See NOTE 11  Subsequent Events for additional information on non-accrual loans)

4.	Other Borrowings

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

The Bank has a $5,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 6.19%, which was issued in July of 2000, and matures July of 2010.  The loan requires monthly interest payments, with the principal due at maturity. (See NOTE 11  Subsequent Events)

The Bank also has a $7,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures in July of 2015.  This loan requires quarterly interest payments, with the principal due at maturity.

5.	Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in FASB – ASC 260-10 Earnings per share SFAS No. 128, Earnings Per Share.   Diluted earnings per share  include common shares issuable upon exercise of employee stock options  as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Income (Numerator)	$574,000	$222,000	$353,000	$(2,000)
Shares (Denominator)
Basic shares outstanding	1,316,047	1,417,697	1,302,700	1,408,559
Effective of dilutive shares	14,769	-	17,861	-
Diluted shares outstanding	1,330,816	1,417,697	1,320,561	1,408,559

Earnings per share
Basic	$.44	$.16	$.27	$-
Diluted	$.43	$.16	$.27	$-

6.	Stock-Based Compensation

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

Stock Grants. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and fair value over the requisite service period, generally five years.  For the six months ended June 30, 2010, restricted stock grants totaling 750 shares were awarded having a fair value of $7,125. The grants vest over five years.  There were 500 restricted stock awards made and subsequently forfeited for six months ended June 30, 2009.

Information regarding the Company’s restricted stock(all unvested) and changes during the six months ended June 30, 2010 and 2009, respectively.

	Six Months Ended June 30,
	2010		2009
Stock Grants	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Balance, January 1,	42,528	$8.81	24,976	$8.66
Granted	750	9.50	500	8.50
Forfeited and surrendered	-	-	(500)	8.50
Outstanding, June 30,	43,278	$8.82	24,976	$8.66

There were 11,196 vested shares of restricted stock awards vested at June 30, 2010 and 6,249 vested shares of restricted stock at June 30, 2009.

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

The fair value of each option grant was estimated to be $2.74 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.60%
Volatility (%)	29.24%
Risk-free Interest Rate (%)	2.84%
Expected Life	6.5 years

	Six Months Ended June 30,
	2010		2009
Stock Options	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Balance, January 1,	104,637	$9.14	63,265	$9.71
Granted	1,500	9.50	1,000	8.50
Exercised	-	-	-	-
Forfeited	-	-	1,000	8.50
Outstanding, June 30,	106,137	$9.15	63,265	$9.27
Exercisable, June 31,	30,561	$9.41	17,985	$9.52

The weighted average remaining contractural life of stock options award is 8.51 years.

The compensation expense recognized for option and restricted stock awards for the six month period ending June 30, 2010 and 2009 was $72,000 and $47,000, respectively.

As of June 30, 2010, there was approximately $209,000 of total unrecognized compensation cost related to options and unvested stock awards. The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

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

	2010	2009
Beginning balance	$1,067	$1,327
Additions	-	-
Collections	(45)	(260)
Ending balance	$1,022	$1,067

9.	Retirement Plans

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30,2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$14,094	$14,094	$11,912	$11,912
Investments available for sale	17,822	17,822	19,398	19,398
Restricted equity securities	1,143	1,143	1,143	1,143
Loans	119,579	122,244	114,546	114,483
Accrued interest receivable	731	731	665	665
Total financial assets	153,369	156,034	147,664	147,601

Financial liabilities:
Deposits	129,536	128,193	124,055	122,608
Other borrowings	12,000	12,614	12,000	12,378
Accrued interest payable	237	237	1,002	1,002
Total financial liabilities	141,773	141,044	137,057	135,988
Off-balance sheet liabilities:	-	-	-	-
Commitments to extend credit	5,317	5,317	5,251	5,251

11.	Subsequent Events

On July 19, 2010, the Company redeemed its maturing $5,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh.  The advance had a fixed rate of 6.19%.

In addition, during the month of July, the Company became aware of deterioration in two related loans. Each loan had been less than 30 days past due at June 30, 2010 and were not part of non-performing assets at June 30, 2010. The Company’s portion of the principal balance of the two loans is approximately $616,000 and is collateralized with real estate. The Company provided $100,000 to the allowance for loan loss at June 30, 2010 and placed these loans in non-performing status in July 2010.

12.	Stockholder’s Equity

Changes in stockholders’ equity for the period ended June 30, 2010 were as follows:

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accum- ulated Other Comp- rehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2010	$158	$13,580	$8,541	$(907)	$(2)	$(2,100)	$19,270
Comprehensive (loss):
Net income	-	-	575	-	-	-	575
Unrealized losses on securities, net of income taxes	-	-	-	-	147	-	147
Comprehensive income							722
ESOP shares released	-		-	36	-	-	36
Restricted Stock Awards	-	60	-	-	-	-	60
Purchase of Treasury Stock						(516)	(516)
Cash dividend - $0.14 per share	-	-	(172)	-	-	-	(172)
Balance,June 30, 2010	$158	$13,640	$8,944	$(871)	$145	$(2,616)	$19,400

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, as well as other periodic reports filed with the Securities and Exchange Commission, and written or oral communications made from time to time by or on behalf of North Penn and its subsidiaries (the “Company”), may contain statements relating to future events or future results of the Company that are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,”  “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.”   Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.

Forward-looking statements reflect our expectation or prediction of future conditions, events or results based on information currently available. These forward-looking statements are subject to significant risks and uncertainties that may cause actual results to differ materially from those in such statements.  These risk and uncertainties include, but are not limited to, the risks identified herein and in Item 1A of the Annual Report on Form 10-K filed on March 31, 2010 and the following:

•
general business and economic conditions nationally or in the markets we serve could adversely affect, among other things, real estate prices, unemployment levels, and consumer and business confidence, which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•
changes or volatility in the capital markets and interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•	the effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services companies, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•
the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

Forward-looking statements speak only as of the date of this report.  We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of this report or to reflect the occurrence of unanticipated events except as required by federal securities laws.

Statement of Changes in Financial Condition

General. Our total assets increased $5.6 million, or 3.6%, from $156.3 million at December 31, 2009 to $161.9 million at June 30, 2010.  Significant changes in asset totals from December 31, 2009 to June 30, 2010 included an increase in cash and cash equivalents of $2.2 million, while net loans increased $5.0 million.  Total liabilities increased $5.5 million or 4.0% to $142.5 million at June 30, 2010 as compared to $137.1 million at December 31, 2009 due to a $5.5 million increase in total deposits.   Stockholders’ equity increased $130,000 or 0.7% to $19.4 million at June 30, 2010 as compared with $19.3 million at December 31, 2009.  The primary reason for the increase in stockholders’ equity was earnings for the period and an increase in accumulated other comprehensive income due to an increase in the market value of available for sale investment securities.

Assets. Our net loans increased $5.0 million or 4.4%, since December 31, 2009.  Commercial real estate loans have increased $7.2 million, from $60.3 million at December 31, 2009 to $67.5 million at June 30, 2010. Substantially all of the Company’s commercial real estate loans are secured by properties located in the Bank’s primary market area. Consumer loans decreased $807,000 from $3.7 million at December 31, 2009 to $2.9 million at June 30, 2010, as the Bank has chosen not to aggressively pursue that segment of loans. Residential mortgage loans decreased $2.2 million from December 31, 2009, primarily due to sale of $2.5 million in residential mortgage loans.  The sale occurred during the second quarter and resulted in a pre-tax gain of $95,000.

Investment securities decreased $1.6 million, or 8.12%, to $17.8 million at June 30, 2010 from $19.4 million at December 31, 2009.  Our intent is to maintain a level of investment securities that is sufficient to maintain pledging and collateralized borrowing requirements while also temporarily deploying excess liquidity.

Allowance for Loan Losses. The allowance for loan loss increased $80,000 or 5.4% during the first six months ending June 30, 2010.  For the six month period ending June 30, 2010, there were charge-offs of $122,000 and recoveries of $1,000. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.29% at June 30, 2010 and 1.28% at December 31, 2009. We are continually monitoring credit quality so that we can respond quickly to any deterioration with action to include strong collection efforts and increased allowance for loan loss protection. (See NOTE 11, Subsequent Events)

While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance can be given that the level of the allowance for loan losses is sufficient to cover future possible loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.  Management may in the future increase the level of the allowance for loan losses as a percentage of total loans and non-performing loans in the event it increases the level of commercial or consumer lending as a percentage of its total loan portfolio.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses.  Such agencies may require the Bank to provide additions to the allowance based upon judgments different from management.

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

Non-performing loans totaled $1.3 million at June 30, 2010, compared to $1.8 million at December 31, 2009. The ratio of non-performing loans to total loans was 1.04% and 1.53% at June 30, 2010 and December 31, 2009, respectively.

Liabilities. Total deposits increased $5.5 million, or 4.4%, to $129.5 million at June 30, 2010 from $124.1 million at December 31, 2009.  The primary reason for the increase is a reflection of our attractive deposit products and the economic environment causing consumers to be conservative in their approach to investing.  Time deposits decreased $14.3 million or 21.7% to $51.7 million at June 30, 2010 from $65.9 million at December 31, 2009. The decrease in time deposits was offset by an increase in core deposits of $19.9 million or 34.2% to $78.0 million at June 30, 2010 from $58.1 million at December 31, 2009. Core deposits consist of all deposits other than certificates of deposit.  Management has attempted to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits.

Stockholders’ Equity. Stockholders’ equity increased $130,000 or 0.7% to $19.4 million at June 30, 2010 as compared with $19.3 million at December 31, 2009.  Net income for the period and improvement in accumulated other comprehensive loss were the primary reasons for the increase.  The increase was partially offset by our continuing purchases of Treasury Stock and payment of cash dividends.  On March 23, 2010, the Company approved a 33% increase in its quarterly dividend on its outstanding common stock from $0.03 to $0.04 per share.  In addition, the Company approved a special cash dividend of $0.05 per share on its outstanding common stock.  Both the quarterly cash dividend and the special cash dividend were paid on April 30, 2010 to shareholders of record as of the close of business on April 15, 2010.

Results of Operations

Comparison of the Three Month and Six Month Periods Ended June 30, 2010 and 2009

General. For the three months ended June 30, 2010, net income increased $355,000 when compared to a net loss of $2,000 for the same period in 2009.  The primary reason for the increase resulted from a $338,000 increase in net interest income for the three months ended June 30, 2010 as compared to the same period in 2009.

Net income for the six months ended June 30, 2010 totaled $575,000, an increase of $353,000 or 159% as compared to a net income of $222,000 for the same period in 2009.  The primary reason for the increase was an increase in net interest income and control of non-interest expense.  The increase in net income was partially offset by an increase in provision for loan loss.

Net interest income. Net interest income for the second quarter ended June 30, 2010 increased $338,000, or 31.3%, as compared to the quarter ended June 30, 2009.  Net interest income increased $435,000 or 19.5%, to $2.7 million for the first half of 2010 from $2.2 million for the comparable 2009 period.

For the three month period ended June 30, 2010, interest income increased $159,000 or 8.4% to $2.0 million as compared with $1.9 million for the comparable period in 2009. The Company’s interest income for the six month period ended June 30, 2010 increased $192,000 or 5.0% to $4.0 million as compared with $3.8 million for the same period in 2009.  Increased volume of loans was the primary reason for the increase in interest income.

For the three months ended June 30, 2010, total interest expense was $627,000 a decrease of $179,000 or 22.2% over the six month period ended June 30, 2009.  Total interest expense for the six months ended June 30, 2010 was $1.3 million, a decrease of $243,000 or 15.3%, compared to $1.6 million for the same period in 2009.   The decrease in interest expense reflects the Company’s continued focus on improvements in deposit mix. This strategy contributed almost entirely to the decline in interest expense for both periods.

Provision for Loan Loss.  The Company’s provision for loan and lease losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations.  For the three months ended June 30, 2010, the provision for loan losses was $162,000, a $124,000 or 326.3% increase over the $38,000 provision for the same period in 2009.  The provision charged to current earnings was $201,000 for the six months ended June 30, 2010, an $111,000 or 123.3% increase as compared to a provision for loan losses of $90,000 for the six months ended June 30, 2009.  The increase for both periods is primarily due to the Company’s increasing commercial portfolio deterioration of two related loans which materialized in July 2010. (See NOTE 11 Subsequent Events)

Non-Interest Income.  Non-interest income increased $102,000 or 96.2% to $208,000 for the three months ended June 30, 2010 compared to $106,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, non-interest income totaled $280,000, an increase of $59,000 or 26.7% compared to the same period in 2009. The increase in non-interest income for the three and six months ended June 2010 compared to the same periods in 2009 was primarily attributed to a pre-tax gain of $95,000 from a sale of mortgage loans. The increase in non-interest income for the six months ending June 30, 2010 over the comparable 2009 period was partially offset by an other-than-temporary impairment charge on two equity securities of $24,000 that occurred during the first quarter of 2010.

Non-Interest Expense. Non-interest expense decreased $165,000 or 13.9%, to $1.0 million for the three months ended June 30, 2010 compared to $1.2 million for the three months ended June 30, 2009.  For the six months ended June 30, 2010, non-interest expense totaled $2.0 million, a $45,000 or 2.2% decrease over the same period in 2009.

The primary reason for the decrease in both periods was the FDIC’s special assessment of five basis points on each FDIC-insured depository institution's assets on June 30, 2009. FDIC insurance expense for both the three and six month periods in 2010 decreased $95,000 and $46,000, respectively over the same period in 2009.  Occupancy and furniture expense, professional fees and all other expenses collectively declined $72,000 and $80,000 for the three and six month periods ending June 30, 2010 as compared with same periods in 2009.  Salary and employee benefits increased $2,000 and $81,000 for the three and six month period ending June 30, 2010 as compared with similar 2009 periods.

Income Taxes. For the three months ended June 30, 2010, the Company’s income tax expense increased $126,000 over the same period in 2009.  The Company’s income tax benefit for the three months ended June 30, 2009 was due to an operating loss for that period.

The Company’s income tax expense increased $75,000 or 107.1% to $145,000 for the six months ended June 30, 2010 compared to $70,000 for the same period in 2009. The primary reason for the increase was primarily due to higher levels of income before tax.

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

The Bank’s cash and cash equivalents increased $2.2 million for the six months ended June 30, 2009.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down overnight borrowings, purchase investments, and invest in federal funds sold.

North Penn Bank's capital ratios at June 30, 2010 and December 31, 2009 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

	Actual		For capital adequacy purposes				To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount		Ratio		Amount		Ratio
At June 30, 2010:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,556	14.15%	>	10,492	>	8.0%	>$	13,115	>	10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,992	12.96%	>$	5,246	>	4.0%	>$	7,881	>	6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,992	10.78%	>$	6,305	>	4.0%	>$	7,881	>	5.0%
Risk-Weighted Assets:	$131,148
Average Assets:	$157,618
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital June 30, 2010	$17,433
Plus: Unrealized Gain/Loss on Investments	(437)
Less: Disallowed Servicing Rights	(4)
Total Tier 1 Capital June 30, 2010	$16,992
Plus: Allowance for loan losses	1,564
Total Risk-based Capital June 30, 2010	$18,556

At December 31, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,151	15.05%	>$	8,878	>	8.0%	>$	11,098	>	10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,667	14.00%	>$	4,439	>	4.0%	>$	6,659	>	6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,667	11.57%	>$	5,370	>	4.0%	>$	6,713	>	5.0%
Risk-Weighted Assets:	$120,425
Average Assets:	$146,866
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2009	$16,670
Plus: Unrealized Gain/Loss on Investments	(2)
Less: Disallowed Servicing Rights	(1)
Total Tier 1 Capital December 31, 2009	$16,667
Plus: Allowance for loan losses	1,484
Total Risk-based Capital December 31, 2009	$18,151

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Not applicable as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A .	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than as noted below, at June 30, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1, 2010
Through	27,600	$10.52	281,900	18,598
April 30, 2010

May 1, 2010
through	11,500	$10.80	293,400	7,098
May 31, 2010

June 1, 2010
through	7,098	$10.68	300,048	-
June 30, 2010

Total	46,198	$10.62

(1)On October 1, 2008, North Penn Bancorp, Inc. announced that its Board of Directors authorized a stock repurchase plan for up to 158,157 shares of the Company’s outstanding common stock.

 On April 28, 2009, the Company’s Board of Directors authorized the completion of the previous 10% stock repurchase plan (29,657 shares) and the repurchase of up to 142,341 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  The initial program was subsequently completed during the second quarter of 2009.  The Company’s average cost per share of shares under this program was $7.99.

The Company completed its second repurchase authorization in June 2010. As of June 30, 2010, all 142,341 shares have been purchased at an average cost per share of $9.50.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Removed and reserved]

Item 5	Other Information.

None

Item 6.	Exhibits.

3.1	Articles of Incorporation of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
3.2	Bylaws of North Penn Bancorp, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
4	Specimen Stock Certificate(Incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))
31.1	Rule 13a-14(a) /15d-14(a) Chief Executive Officer Certification
31.1	Rule 13a-14(a) /15d-14(a) Chief Financial Officer Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Penn Bancorp, Inc

Dated:	August 13, 2010	/s/ Frederick L. Hickman
Frederick L. Hickman
President and Chief Executive Officer

Dated:	August 13, 2010	/s Joseph F. McDonald
Joseph F. McDonald
Chief Financial Officer