Form 10-Q
period 2010-09-30
North Penn Bancorp Inc
filed 2010-11-15
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: As of November 11, 2010 the issuer had 1,288,620 shares of common stock, par value $0.10 per share, outstanding.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$2,825	$2,652
Interest bearing deposits	56	560
Federal funds sold	15,888	8,700
Total cash and cash equivalents	18,769	11,912
Investment securities, available for sale	15,497	19,398
Equity securities at cost, substantially restricted	1,143	1,143
Loans, net of allowance for loan losses of $1,667 in 2010 and $1,484 in 2009	119,696	114,546
Bank premises and equipment – net	3,860	3,965
Accrued interest receivable	754	665
Cash surrender value of bank-owned life insurance	3,124	3,015
Deferred income taxes	553	705
Prepaid FDIC insurance	443	604
Other real estate owned	398	88
Other assets	268	286
TOTAL ASSETS	$164,505	$156,327

LIABILITIES:
Deposits:
Non-interest bearing	$7,160	$8,785
Interest bearing	129,388	115,270
Total deposits	136,548	124,055
Other borrowed funds	7,000	12,000
Accrued interest and other liabilities	1,049	1,002
TOTAL LIABILITIES	144,597	137,057

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,581,571 shares issued ; outstanding: 1,285,148 at September 30, 2010 and 1,330,071 at December 31, 2009	158	158
Additional paid-in capital	13,695	13,580
Retained earnings	9,142	8,541
Unearned ESOP shares	(853)	(907)
Accumulated other comprehensive income, (loss)	382	(2)
Treasury Stock at cost, shares: 296,423 at September 30, 2010 in 2010 and 251,500 at December 31, 2009	(2,616)	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	19,908	19,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,505	$156,327

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended		Three Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
INTEREST INCOME
Interest on loans	$5,349	$5,113	$1,800	$1,698
Interest on tax exempt loans	31	1	9	2
Interest on federal funds sold	11	5	4	2
Interest on tax exempt investments	228	222	74	74
Interest and dividends on investments	391	373	117	124
Total interest income	6,010	5,714	2,004	1,900
INTEREST EXPENSE
Interest on deposits	1,502	1,896	476	629
Interest on short-term borrowings	-	10	-	-
Interest on long-term borrowings	408	462	92	154
Total interest expense	1,910	2,368	568	783

NET INTEREST INCOME	4,100	3,346	1,436	1,117

PROVISION FOR LOAN LOSSES	334	135	133	45

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,766	3,211	1,303	1,072

OTHER INCOME
Service charges and fees	120	111	37	38
Bank-owned life insurance income	109	118	36	38
Other operating income	65	89	12	35
Gain on sale of securities	8	-	8	-
Gain on sale of loans	123	14	28	-
Impairment losses on investment securities	(24)	-	-	-
TOTAL OTHER INCOME	401	332	121	111

OTHER EXPENSE
Salaries and employee benefits	1,760	1,616	590	527
Occupancy and equipment expense	428	451	163	146
FDIC insurance expense	165	196	58	43
Professional services expense	205	208	71	56
Other operating expenses	549	545	202	176
TOTAL OTHER EXPENSE	3,107	3,016	1,084	948

INCOME BEFORE INCOME TAXES	1,060	527	340	235

INCOME TAX EXPENSE	235	160	90	90

NET INCOME	825	367	250	145
OTHER COMPREHENSIVE INCOME
Unrealized holding gain arising during period, net of income tax	384	518	237	413
COMPREHENSIVE INCOME	$1,209	$885	$368	$558

Weighted average number of shares outstanding	1,305,634	1,400,044	1,285,148	1,365,371
Earnings per share, basic	$0.63	$0.26	$0.19	$0.11
Earnings per share, diluted	$0.62	$0.26	$0.19	0.11
Dividends per share	$0.17	$0.09	$0.04	$0.03

 See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(In thousands)

	2010	2009
Operating Activities:
Net income	$825	$367
Items not requiring (providing) cash
Depreciation	135	174
Provision for loan losses	334	135
Deferred income tax benefit	(61)	-
Amortization of securities (net of accretion)	(7)	28
ESOP expense	54	51
Stock option expense	115	71
Increase in cash surrender value of life insurance	(109)	(118)
Impairment loss on investment securities	24	-
Net realized gain on sale of investment securities	(8)	-
Net realized gain on sale of loans	(123)	(14)
Changes in:
Prepaid FDIC insurance	161	-
Accrued interest receivable and other assets	(71)	(138)
Accrued interest expense and other liabilities	(6)	126
Net Cash Provided By Operating Activities	1,263	682

Investing Activities:
Purchase of bank premises and equipment	(30)	(32)
Proceeds from sale of bank premises and equipment	-	-
Proceeds from sale of other real estate	-	-
Purchase of securities “available for sale”	(84)	(2,749)
Sales of securities “available for sale”	43	70
Matured or called securities “available for sale”	3,150	2,593
Redemptions of mortgage-backed securities “available for Sale”	1,380	1,589
(Purchase) of restricted stock	-	(53)
Net increase in loans to customers	(8,673)	(3,683)
Proceeds from sale of loans	3,002	698
Net Cash (Used) In Investing Activities	(1,212)	(1,567)

Financing Activities:
Increase in deposits	12,493	20,196
Decrease in borrowed funds	(5,000)	(7,648)
Treasury stock purchased	(516)	(931)
Cash dividends paid	(171)	(138)
Net Cash Provided By Financing Activities	6,806	11,479
Net Increase In Cash and Cash Equivalents	6,857	10,594

Cash and Cash Equivalents, January 1	11,912	2,274
Cash and Cash Equivalents, September 30	$18,769	$12,868

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$2,004	$2,366
Income taxes	312	112

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

Adoption of New Accounting Standards

In September 2009, the FASB amended previous guidance relating to transfers of financial assets that eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after its effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this update did not have a significant impact on the Company’s financial condition, results of operations or cash flows.

In September 2009, the FASB amended previous guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The amended guidance use an approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this update did not have a significant impact to the Company’s financial condition, results of operations or cash flows.

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

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820):Improving Disclosures about Fair Value Measurements has been issued. In January 2010, the FASB amended previous guidance related to fair value measurements and disclosures, which requires new disclosures for transfers in and out of Levels 1 and 2 and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.

In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position but it will require expansion of the Company’s future disclosures about fair value measurements.

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

The amortized cost and fair value of investment securities at September 30, 2010 and December 31, 2009 are as follows:

Available-for-Sale
September 30, 2010
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$-	$-	$-	$-
Mortgage-backed securities	1,270	70	-	1,340
State & political subdivisions	7,559	440	-	7,999
Other bonds	4,490	308	-	4,798
Total debt securities	13,319	818	-	14,137
Equity securities	1,624	40	304	1,360
Total Available-for-Sale	$14,943	$858	$304	$15,497

Available-for-Sale
December 31, 2009
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency securities	$1,500	$18	$-	$1,518
Mortgage-backed securities	2,662	89	-	2,751
State & political subdivisions	8,719	142	6	8,855
Other bonds	4,969	164	43	5,090
Total debt securities	17,850	413	49	18,214
Equity securities	1,591	15	422	1,184
Total Available-for-Sale	$19,441	$428	$471	$19,398

All of the Company’s investment securities were classified as available-for-sale at September 30, 2010 and December 31, 2009.

The gross fair value and unrealized losses of the Company’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010, are as follows:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	-	-	-	-	-	-
Other securities	-	-	-	-	-	-
Equity securities	293	35	660	266	953	301
Total	$293	$35	$660	$266	$953	$301

The above table at September 30, 2010 includes 10 securities that have unrealized losses for less than 12 months and 33 securities that have been in an unrealized loss position for 12 or more months.

The Company invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Company) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Company’s carrying value at any measurement date. Management does not believe any of their 43 securities in an unrealized position as of September 30, 2010 represents an other-than-temporary impairment. The Company has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At both September 30, 2010 and December 31, 2009, the Company held $1,106,000 in stock of FHLB-Pittsburgh, and $37,000 in stock of ACBB.

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

3.           Loans

	September 30, 2010	December 31, 2009
Real estate mortgages:	(In thousands)
Construction and land development	$116	$327
Residential, 1 – 4 family	44,043	47,439
Residential, multi-family	869	908
Commercial	70,866	60,269
Total real estate mortgages	115,894	108,943
Commercial	2,943	3,368
Consumer	2,526	3,719
Total loans	121,363	116,030
Allowance for loan losses	1,667	1,484
Total loans, net	$119,696	$114,546

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of September 30, 2010. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of September 30, 2010 and September 30, 2009.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)
	2010	2009	2010	2009
Balance at beginning of period	$1,564	$1,205	$1,484	$1 ,170

Charge-offs:
Commercial	-	-	39	50
Real estate mortgages	30	-	113	-
Consumer	-	7	-	22
Total	$30	$7	$152	$72

Recoveries:
Commercial	-	-	-	-
Real estate mortgages	-	-	-	-
Consumer	-	-	1	10
Total	-	-	1	10
Net charge-offs	30	7	151	62
Provision charged to operations	133	45	334	135
Balance at end of period	$1,667	$1,243	$1,667	$1,243

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At September 30, 2010, the Bank had $1.8 million in non-accrual loans as compared with $1.8 million at December 31, 2009 and $1.5 million at September 30, 2009.  As of September 30, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-40 Receivables – Troubled Debt Restructuring by Creditors (SFAS 15), the Bank had no significant troubled debt restructuring.  As of September 30, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-10.35 Receivables – Subsequent Measurement (SFAS 114), the Bank had $1.8 million in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the dates indicated:

(Dollars in thousands)	September 30	December, 31
	2010	2009
Non-accrual commercial	-	$42
Non-accrual commercial mortgage	$1,006	960
Non-accrual residential mortgage	817	768
Non-accrual consumer	23	4
Total non-performing loans	$1,846	$1,774
Foreclosed real estate	398	88
Total non-performing assets	$2,244	$1,862

Loss reserve ratios:
Net loan charge-offs to average loans	0.12%	0.15%
Allowance as a percentage of total loans	1.37%	1.28%

4.           Other Borrowings

The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in September, 2011.  At September 30, 2010, this line of credit had a $0 balance.

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

5.           Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in FASB – ASC 260-10 Earnings per share SFAS No. 128, Earnings Per Share.   Diluted earnings per share  include common shares issuable upon exercise of employee stock options  as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income (Numerator)	$825,000	$367,000	$250,000	$145,000
Shares (Denominator)
Basic shares outstanding	1,305,634	1,400,044	1,285,148	1,365,371
Effective of dilutive shares	19,423	-	19,639	-
Diluted shares outstanding	1,325,057	1,400,044	1,304,787	1,365,371

Earnings per share
Basic	$.63	$.26	$.19	$.11
Diluted	$.62	$.26	$.19	$.11

6.           Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FASB - ASC 718-10, Compensation –Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with this standard, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date and as a result it may be necessary to recognize the expense using a ratable method. In accordance with FASB ASC 505-50 Equity Based Payments to Non-Employees, the compensation expense for non-employees is recognized on the grant date, or when applicable, the service period, using the straight-line method.

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

At September 30, 2010, all stock grants and options authorized by the 2006 Omnibus Stock Option Plan and the 2009 Equity Incentive Plan have been awarded.

 Stock Grants. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and fair value over the requisite service period, generally five years.  Compensation expense for this plan is being recorded over the 60-month vesting period and is based on the market value of the Company’s stock as of the date the awards were made.  On May 4, 2010, restricted stock grants totaling 750 shares were awarded having a fair value of $7,125. On August 24, 2010, restricted stock grants totaling 19,774 were awarded having a fair market value of $188,842.  There were 500 restricted stock awards made and subsequently forfeited for nine months ended September 30, 2009.

Information regarding the Company’s restricted stock (all unvested) and changes during the nine months ended September 30, 2010 and 2009, respectively.

	Nine Months Ended September 30,
	2010		2009
Stock Grants	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Balance, January 1,	42,528	$8.81	24,976	$8.66
Granted	20,524	9.55	500	8.50
Forfeited and surrendered	-	-	(500)	8.50
Outstanding, September 30,	63,052	$9.06	24,976	$8.66

There were 12,070 vested shares of restricted stock awards at September 30, 2010 and 7,123 vested shares of restricted stock at September 30, 2009.

Stock Options. The option awards were granted with an exercise price equal to the average price on the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded. The options are available to be exercised for a period of ten years after the date awarded.

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

The fair value of each option grant was estimated to be $2.74 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)		1.60%
Volatility (%)		29.24%
Risk-free Interest Rate (%)		2.84%
Expected Life	6.5 yea	rs

On August 24, 2010, the Company issued stock options covering 1,500 shares. The option awards were granted with an exercise price equal to the average price on the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded, commencing March 4, 2011. The options are available to be exercised for a period of ten years after the date awarded. There were no stock options awarded for the three month ended September 30, 2009.

The fair value of each option grant was estimated to be $2.74 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)		1.68%
Volatility (%)		28.84%
Risk-free Interest Rate (%)		1.73%
Expected Life	6.5 yea	rs

	Nine Months Ended September 30,
	2010		2009
Stock Options	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Balance, January 1,	104,637	$9.14	63,265	$9.71
Granted	52,995	9.55	1,000	8.50
Exercised	-	-	-	-
Forfeited	-	-	1,000	8.50
Outstanding, September 30,	157,632	$9.28	63,265	$9.27
Exercisable, September 30,	35,584	$9.53	23,008	$9.68

The weighted average remaining contractual life of stock options award is 8.74 years.

The compensation expense recognized for option and stock grant awards for the nine month period ending September 30, 2010 and 2009 was $115,000 and $71,000, respectively.

As of September 30, 2010, there was approximately $727,000 of total unrecognized compensation cost related to options and unvested stock awards. The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

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

8.            Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the nine-months ended September 30, 2010 and the year ended December 31, 2009 (dollars in thousands):

	2010	2009
Beginning balance	$1,067	$1,327
Additions	-	-
Collections	(65)	(260)
Ending balance	$1,002	$1,067

9.           Retirement Plans

The Company participates in the Financial Institution Retirement Fund (the Fund) administered by the Pentegra Group.  The Fund operates as a multi-employer plan for accounting purposes under FASB ASC 715 Compensation Retirement Benefits.  As such, the annual pension expense to be recorded is defined as the amount of the required annual contribution.

In February, 2009, the Bank’s Board of Directors authorized the freezing of benefits within the defined benefit plan as of April 1, 2009.  For the plan years ending June 30, 2010 and June 30, 2009, the required contributions due were $21,000 and $48,000 respectively.

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

10.           Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC 820 Fair Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value.  This standard defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  Additional guidance is provided on determining when the volume and level of activity for the asset or liability has significantly decreased.  The Standard also includes guidance on identifying circumstances when a transaction may not be considered orderly.

A list of factors is provided that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with this standard.

This Standard also clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The Standard provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This Standard is effective for the Corporation for interim and annual reporting periods ending September 30, 2009 and after.

 FASB ASC 820-Fair Value Measurements and Disclosures establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by the Standard’s hierarchy are as follows:

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC 820 Fair Value Measurements and Disclosures,  financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  There were no changes during 2010 in Level III assets.

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$18,770	$18,770	$11,912	$11,912
Investments available for sale	15,497	15,497	19,398	19,398
Restricted equity securities	1,143	1,143	1,143	1,143
Loans	119,696	122,627	114,546	114,483
Accrued interest receivable	754	754	665	665
Total financial assets	$155,860	$158,791	$147,664	$147,601

Financial liabilities:
Deposits	$136,569	$136,065	$124,055	$122,608
Other borrowings	7,000	7,732	12,000	12,378
Accrued interest payable	232	232	1,002	1,002
Total financial liabilities	$143,801	$144,029	$137,057	$135,988
Off-balance sheet liabilities:	-	-	-	-
Commitments to extend credit	$6,492	$6,492	$5,251	$5,251

11.           Stockholder’s Equity

Changes in stockholders’ equity for the nine month period ended September 30, 2010 were as follows:

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accum- ulated Other Comp- rehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2010	$158	$13,580	$8,541	$(907)	$(2)	$(2,100)	$19,270
Comprehensive income:
Net income	-	-	825	-	-	-	825
Unrealized losses on securities, net of income taxes	-	-	-	-	384	-	384
Comprehensive income							1,209
ESOP shares released	-		-	54	-	-	54
Restricted Stock Awards	-	115	-	-	-	-	115
Purchase of Treasury Stock						(516)	(516)
Cash dividend - $0.17 per share	-	-	(224)	-	-	-	(224)
Balance,September 30, 2010	$158	$13,695	$9,142	$(853)	$382	$(2,616)	$19,908

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

Statement of Changes in Financial Condition

General. Total assets increased $8.2 million, or 5.2%, from $156.3 million at December 31, 2009 to $164.5 million at September 30, 2010.  Significant changes in asset totals from December 31, 2009 to September 30, 2010 included an increase in cash and cash equivalents of $6.9 million, while net loans increased $5.2 million.  Total liabilities increased $7.5 million or 5.5% to $144.6 million at September 30, 2010 as compared to $137.1 million at December 31, 2009 due to a $12.5 million increase in total deposits.  The increase in liabilities was partially offset by our repayment of a $5.0 million Federal Home Loan Bank advance. The advance had a fixed rate coupon of 6.19%.  Stockholders’ equity increased $638,000 or 3.3% to $19.9 million at September 30, 2010 as compared with $19.3 million at December 31, 2009.  The primary reason for the increase in stockholders’ equity was earnings for the period and an increase in accumulated other comprehensive income due to an increase in the market value of available for sale investment securities.

Assets. Net loans increased $5.2 million or 4.5%, since December 31, 2009.  Commercial real estate loans have increased $10.6 million, from $60.3 million at December 31, 2009 to $70.9 million at September 30, 2010. Substantially all of the Company’s commercial real estate loans are secured by properties located in the Bank’s primary market area. Consumer loans decreased $1.2 million from $3.7 million at December 31, 2009 to $2.5 million at September 30, 2010, as the Bank has chosen not to aggressively pursue that segment of loans. Residential mortgage loans decreased $3.4 million from December 31, 2009, primarily due to sale of $2.9 million in residential mortgage loans.

Investment securities decreased $3.9 million, or 20.1%, to $15.5 million at September 30, 2010 from $19.4 million at December 31, 2009.  Our intent is to maintain a level of investment securities that is sufficient to maintain pledging and collateralized borrowing requirements while also temporarily deploying excess liquidity.

Allowance for Loan Losses. The allowance for loan loss increased $183,000 or 12.3% during the nine months ending September 30, 2010.  For the nine month period ending September 30, 2010, there were charge-offs of $152,000 and recoveries of $1,000. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.37% at September 30, 2010 and 1.28% at December 31, 2009. We are continually monitoring credit quality so that we can respond quickly to any deterioration with action to include strong collection efforts and increased allowance for loan loss protection.

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

Non-performing loans totaled $1.8 million at both September 30, 2010 and December 31, 2009. The ratio of non-performing loans to total loans was 1.52% and 1.53% at September 30, 2010 and December 31, 2009, respectively.

Liabilities. Total deposits increased $12.5 million, or 10.1%, to $136.5 million at September 30, 2010 from $124.1 million at December 31, 2009.  The primary reason for the increase is a reflection of our attractive deposit products and the economic environment causing consumers to be conservative in their approach to investing.  Time deposits decreased $8.6 million or 13.1% to $57.3 million at September 30, 2010 from $65.9 million at December 31, 2009. The decrease in time deposits was offset by an increase in core deposits of $21.1 million or 36.2% to $79.2 million at September 30, 2010 from $58.1 million at December 31, 2009. Core deposits consist of all deposits other than certificates of deposit.  Management has attempted to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits.  The increase in liabilities was partially offset by our repayment of a $5.0 million Federal Home Loan Bank advance. The advance had a fixed rate coupon of 6.19%.

Stockholders’ Equity.  Stockholders’ equity increased $638,000 or 3.3% to $19.9 million at September 30, 2010 as compared with $19.3 million at December 31, 2009.  Net income for the period and improvement in accumulated other comprehensive loss were the primary reasons for the increase.  The increase was partially offset by our continuing purchases of Treasury Stock and payment of cash dividends

Results of Operations

Comparison of the Three Month and Nine Month Periods Ended September 30, 2010 and 2009

General. For the three months ended September 30, 2010, net income increased $105,000 to $250,000 when compared to net income of $145,000 for the same period in 2009.  The primary reason for the increase resulted from a $319,000 increase in net interest income for the three months ended September 30, 2010 as compared to the same period in 2009.

Net income for the nine months ended September 30, 2010 totaled $825,000, an increase of $458,000 or 125% as compared to a net income of $367,000 for the same period in 2009.  The primary reason for the increase was an increase in net interest income and control of non-interest expense.  The increase in net income was partially offset by an increase in provision for loan loss.

Net interest income. Net interest income for the third quarter ended September 30, 2010 increased $319,000, or 28.6%, as compared to the third quarter ended September 30, 2009.  Net interest income increased $754,000 or 22.5%, to $4.1 million for the nine months ended September 30, 2010 from $3.3 million for the comparable 2009 period.

For the three month period ended September 30, 2010, interest income increased $104,000 or 5.5% to $2.0 million as compared with $1.9 million for the comparable period in 2009. The Company’s interest income for the nine month period ended September 30, 2010 increased $296,000 or 5.2% to $6.0 million as compared with $5.7 million for the same period in 2009.  Increased volume of loans was the primary reason for the increase in interest income.

For the three months ended September 30, 2010, total interest expense was $568,000 which was a decrease of $215,000 or 27.5% from the three month period ended September 30, 2009.  Total interest expense for the nine months ended September 30, 2010 was $1.9 million, a decrease of $458,000 or 19.3%, compared to $2.4 million for the same period in 2009.   The decrease in interest expense reflects the Company’s continued focus on improvements in deposit mix. This strategy along with the repayment of the FHLB advance of $5.0 million in July 2010, contributed almost entirely to the decline in interest expense for both periods.

Provision for Loan Loss.  The Company’s provision for loan and lease losses is based on interrelated factors such as the composition of and risk in our loan portfolio, the level of non-accruing and delinquent loans and the related collateral, as well as economic considerations.  For the three months ended September 30, 2010, the provision for loan losses was $133,000, an $88,000 or 196% increase over the $45,000 provision for the same period in 2009.  The provision charged to current earnings was $334,000 for the nine months ended September 30, 2010, a $199,000 or 147.4% increase as compared to a provision for loan losses of $135,000 for the nine months ended September 30, 2009.  The increase for both periods is primarily due to the Company’s increasing commercial portfolio deterioration of two related loans which materialized in July 2010.

Non-Interest Income.  Non-interest income increased $10,000 or 9.0% to $121,000 for the three months ended September 30, 2010 compared to $111,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, non-interest income totaled $401,000, an increase of $69,000 or 20.8% compared to the same period in 2009. The increase in non-interest income for the three and nine months ended September 2010 compared to the same periods in 2009 was primarily attributed to a pre-tax gains from the sale of mortgage loans. The increase in non-interest income for the nine months ending September 30, 2010 over the comparable 2009 period was partially offset by an other-than-temporary impairment charge on two equity securities of $24,000 that occurred during the first quarter of 2010.

Non-Interest Expense. Non-interest expense increased $136,000 or 14.3%, to $1.1 million for the three months ended September 30, 2010 compared to $948,000 million for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, non-interest expense totaled $3.1 million, a $91,000 or 3.0% increase over the same period in 2009.

The primary reason for the increase in non-interest expense in both periods was an increase in salary and employee benefits.  Salary and employee benefits increased $63,000 and $144,000 for the three and nine month periods in 2010, respectively over the same periods in 2009.  Occupancy and furniture expense, professional fees and all other expenses collectively increased $58,000 for the three month period ending September 30, 2010 as compared with same period in 2009 and decreased $22,000 for the nine month period ending September 30, 2010 as compared with same period in 2009.  FDIC insurance expense decreased $15,000 for the three month period ended September 30, 2010  as compared with the same period in 2009 and decreased $31,000 for the nine month period ending September 30, 2010 as compared with same period in 2009.

Income Taxes, The Company’s income tax expense was $90,000 for the three months ended September 30, 2010 and also for the comparable three month period in 2009.  The Company’s income tax expense increased $75,000 or 46.9% to $235,000 for the nine months ended September 30, 2010 compared to $160,000 for the same period in 2009. The primary reason for the increase was primarily due to higher levels of income before tax.

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

The Bank’s cash and cash equivalents increased $6.9 million for the nine months ended September 30, 2009.  During that period, cash was primarily provided from earnings and customer deposits and primarily used to pay down borrowings, fund the loan portfolio, and invest in federal funds sold.

North Penn Bank's capital ratios at September 30, 2010 and December 31, 2009 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

					To be well capitalized
					under prompt
			For capital adequacy		corrective action
	Actual		purposes		provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2010:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,959	14.77%	> 10,272	>8.0%	>$12,841	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$17,353	13.51%	>$ 5,136	>4.0%	>$ 7,704	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$17,353	10.82%	>$ 6,415	>4.0%	>$ 8,019	>5.0%
Risk-Weighted Assets:	$128,405
Average Assets:	$160,383
Reconciliation of GAAP Capital to Regulatory
Capital
Total Equity Capital September 30, 2010		$17,897
Plus: Unrealized Gain/Loss on
Investments		(539)
Less: Disallowed Servicing Rights		(5)
Total Tier 1 Capital September 30, 2010		$17,353
Plus: Allowance for loan losses		1,606
Total Risk-based Capital September 30, 2010		$18,959

At December 31, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,151	15.05%	>$8,878	>8.0%	>$11,098	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,667	14.00%	>$4,439	>4.0%	>$ 6,659	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,667	11.57%	>$5,370	>4.0%	>$ 6,713	>5.0%
Risk-Weighted Assets:	$120,425
Average Assets:	$146,866
Reconciliation of GAAP Capital to Regulatory
Capital
Total Equity Capital December 31, 2009		$16,670
Plus: Unrealized Gain/Loss on
Investments		(2)
Less: Disallowed Servicing Rights		(1)
Total Tier 1 Capital December 31, 2009		$16,667
Plus: Allowance for loan losses		1,484
Total Risk-based Capital December 31, 2009		$18,151

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the quarter ended June 30, 2010, which could materially affect our business, financial condition or future results. At September 30, 2010 the risk factors of the Company have not changed materially from those previously reported. However, the risks described in our Annual Report on Form 10-K and prior quarterly reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The Company completed its second repurchase authorization in June 2010. As of September 30, 2010, all 142,341 shares have been purchased at an average cost per share of $9.50.

There were no stock repurchases during the quarter ended September 30, 2010.

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

North Penn Bancorp, Inc

Dated: November 15, 2010	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated: November 15, 2010	/s Joseph F. McDonald
Joseph F. McDonald Chief Financial Officer