Form 10-K
period 2010-12-31
North Penn Bancorp Inc
filed 2011-03-31
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, par value $0.10 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Company’s common stock held by non-affiliates on June 30, 2010, based on the closing price of such stock on that date totaled $9,188,970

The number of shares of common stock outstanding as of March 25, 2011 was 1,335,524.

DOCUMENTS INCORPORATED BY REFERENCE

None.

North Penn Bancorp, Inc.
Form 10-K

INDEX

FORWARD-LOOKING STATEMENTS

Cautionary Statement for Purposes of the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

North Penn Bancorp, Inc. makes forward-looking statements in this report and we may from time to time make other statements, regarding our outlook or expectations for earnings, revenues, expenses and/or other matters regarding or affecting North Penn Bancorp that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements are typically identified by words such as “believe,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “project” and other similar words and expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.  Forward-looking statements speak only as of the date they are made. We do not assume any duty and do not undertake to update our forward-looking statements.  Because forward-looking statements are subject to assumptions and uncertainties, actual results or future events could differ, possibly materially, from those that we anticipated in our forward-looking statements and future results could differ materially from our historical performance.

Our forward-looking statements are subject to the following principal risks and uncertainties. We provide greater detail regarding some of these factors elsewhere in other documents filed with the SEC.  Our forward-looking statements may also be subject to other risks and uncertainties, including those discussed elsewhere in this Report or in our other filings with the SEC.

•
Our business and operating results are affected by business and economic conditions generally or specifically in the principal markets in which we do business. We are affected by changes in our customers’ and counterparties’ financial performance, customer preferences and behavior, values of real estate and other collateral, and levels of economic and business activity, among other things.

•
The values of our assets and liabilities, as well as our overall financial performance, are also affected by changes in interest rates or in valuations in the debt and equity markets. Actions by the Federal Reserve and other government agencies, including those that impact money supply and market interest rates, can affect our activities and financial results.

•	Competition can have an impact on customer acquisition, growth and retention, as well as on our credit spreads and product pricing, which can affect market share, deposits and revenues.

•
Legal and regulatory developments could have an impact on our ability to operate our businesses or our financial condition or results of operations or our competitive position or reputation.  Reputational impacts, in turn, could affect matters such as business generation and retention, our ability to attract and retain management, liquidity and funding. These legal and regulatory developments could include: (a) the unfavorable resolution of legal proceedings or regulatory and other governmental inquiries; (b) increased litigation risk from recent regulatory and other governmental developments; (c) the results of the regulatory examination process, our failure to satisfy the requirements of agreements with governmental agencies, and regulators’ future use of supervisory and enforcement tools; (d) legislative and regulatory reforms, including changes to laws and regulations involving  financial institutions, tax, pension, and the protection of confidential customer information; and (e) changes in accounting policies and principles.

•
Our business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through the effective use of third-party insurance and capital management and asset/liability techniques.

•	Our ability to anticipate and respond to technological changes can have an impact on our ability to respond to customer needs and to meet competitive demands.

•
Our business and operating results can be affected by widespread natural disasters, terrorist activities or international hostilities, either as a result of the impact on the economy and financial and capital markets generally or on us or on our customers, suppliers or other counterparties specifically.

•
Recent and future legislation and regulatory actions responding to instability and volatility in the credit market may significantly affect our operations, financial condition and earnings.  Future legislative or regulatory actions could impair our rights against borrowers, result in increased credit losses, and significantly increase our operating expenses.

•
While the degree of volatility in the financial markets has abated from the levels experienced in 2008 – 2009 uncertainty persists that may adversely affect us and the financial services industry as a whole.   A sluggish economy and high unemployment continue to impact commercial and consumer delinquencies dampening consumer confidence while the high level of mortgage foreclosures continue to press on the real estate markets.  The continued economic pressure on businesses and consumers has affected and will likely further affect our business, financial condition and results of operations.

PART I

ITEM 1. BUSINESS

Corporate History

North Penn Bank was organized on February 28, 1877 as The German Building Association of Scranton.  The institution eventually became North Penn Savings and Loan Association.  On October 1, 2003, North Penn converted from a Pennsylvania state-chartered savings association to a Pennsylvania state-chartered savings bank and changed its name to North Penn Bank (the “Bank”).   North Penn Bancorp, Inc. (the “Company”) is the holding company for the Bank.  The Company’s common stock trades on the OTC Bulletin Board under the symbol “NPBP.OB”.

The principal activities of the Company are ownership and supervision of the Bank.  The Bank is a community-oriented, full-service savings bank providing traditional financial services to consumers and businesses in Northeastern Pennsylvania, including the communities in Lackawanna, Luzerne, Wayne and Monroe counties, among others.  The Company and the Bank (sometimes referred to herein as “we”) compete with the many existing and larger financial institutions in our geographic market by emphasizing personalized service, responsive decision making and an overall commitment to excellence.

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

Pending Acquisition

On December 14, 2010, the Company and Norwood Financial Corp. (“Norwood Financial”), the parent company of Wayne Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Norwood Financial. Concurrent with the merger, it is expected that the Bank will merge with and into Wayne Bank.

Under the terms of the Merger Agreement, each outstanding share of the  Company’s common stock will be converted into either the right to receive $19.12 in cash or 0.6829 shares of Norwood Financial common stock. In addition, the elections of the Company’s stockholders will be subject to the requirement that $12,194,000 of the merger consideration (which includes amounts paid in cancellation of existing stock options) be paid in cash and that the remainder be paid in Norwood Financial common stock. All of the Company’s, whether or not vested, will be canceled at the effective time of the merger in exchange for a cash payment equal to the difference between $19.12 and the exercise price of the stock option.

The transaction is subject to termination by the Company if the price of Norwood Financial common stock both declines by 20% during a defined measurement period and underperforms the Nasdaq Bank Index by 20% during that same period, unless Norwood Financial increases the exchange ratio for the stock portion of the merger consideration as set forth in the merger agreement.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of North Penn.  The merger is currently expected to be completed in the second quarter of 2011.

Commercial Bank Services

North Penn Bank offers a broad range of lending, depository, and related financial services to individuals and small to medium sized businesses located primarily in Greater Scranton area. In the lending area, these services include short and medium term loans, lines of credit, letters of credit, real estate construction loans and mortgage loans.  In addition to commercial real estate loans, we make commercial and industrial loans, which are not always secured by real estate. These types of loans can diversify the Company’s exposure in a depressed real estate market.

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

Depository products include demand deposits, as well as savings, money market and time accounts. We also offer wire transfer, internet banking and night depository services to the business community. We desire to preserve the integrity and traditional values in the way we conduct business as we achieve consistent, quality financial performance.

Consumer Banking

North Penn Bank also offers a broad range of consumer banking services, including checking accounts, savings accounts, NOW accounts, money market accounts, certificates of deposit, internet banking, secured and unsecured loans, consumer installment loans, mortgage loans, and safe deposit services.  Although we have experienced consistent and significant growth in our commercial loan portfolio, we have continued to provide residential mortgage and consumer lending services. As a result, we are able to provide, at the local level, the financial services required to meet the needs of the majority of existing and potential customers in our market.

Competition

We face considerable competition in our market areas for deposits and loans from other depository institutions. Many of our depository institution competitors have substantially greater resources, broader geographic markets, and higher lending limits than ours and are also able to provide more services and make greater use of media advertising. In recent years, intense market demands, economic pressures, increased customer awareness of products and services, and the availability of electronic services have forced banking institutions to diversify their services and become more cost-effective.

North Penn Bank also competes with credit unions, brokerage firms, insurance companies, money market mutual funds, consumer finance companies, mortgage companies and other financial companies, some of which are not subject to the same degree of regulation and restrictions as North Penn Bank in attracting deposits and making loans. Interest rates on deposit accounts, convenience of facilities, products and services, and marketing are all significant factors in the competition for deposits. Competition for loans comes from other commercial banks (including de novo banks in our market area), savings institutions, insurance companies, consumer finance companies, credit unions, mortgage banking firms and other institutional lenders. We primarily compete for loan originations through our structuring of loan transactions and the overall quality of service. Competition is affected by the availability of lendable funds, general and local economic conditions, interest rates, and other factors that are not readily predictable.

Concentration

The Company is not dependent for deposits or exposed by loan concentrations to a single customer or a small group of customers the loss of any one or more of which would have a material adverse effect upon the financial condition of the Company.

Employees

As of December 31, 2010, the Bank employed 34 full-time and 11 part-time employees.   None of these employees are represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Executive Officers of the Registrant

Name	Age	Principal Occupation for Past Five Years
Frederick L. Hickman	55	President, Chief Executive Officer of North Penn Bancorp and North Penn Bank.
Thomas J. Dziak	55	Executive Vice President – Senior Lending Officer of North Penn Bancorp and North Penn Bank.
Thomas A. Byrne	50
Senior Vice President – Commercial Lending Officer of North Penn Bancorp and North Penn Bank. Prior to joining North Penn Bank in January of 2005, Mr. Byrne served as a vice president and commercial loan officer at Community Bank & Trust.

Christe A. Casciano Sr.	54
Senior Vice President – Chief Technology and Risk Officer of North Penn Bancorp and North Penn Bank.  Prior to joining North Penn Bank in April of 2007, Mr. Casciano served as Vice President and Director of Marketing at  Penn Security Bank and Trust Co.

Joseph F. McDonald	56
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

Loan Portfolio

The Bank’s business of making loans is its primary source of income.  Historically, the principal lending activity of the Bank has been the origination of fixed and adjustable rate mortgage (“ARM”) loans collateralized by one- to four-family residential properties located in its market area. The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans which typically have higher yields than traditional one- to four-family loans.

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

The following table summarizes the Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2010		2009		2008
(Dollars in thousands)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial	$3,149	2.59%	$3,368	2.91%	$1,796	1.67%
Real estate mortgages	116,428	95.62%	108,932	93.89%	100,127	93.34%
Consumer	2,185	1.79%	3,719	4.99%	5,353	4.99%
Total gross loans	121,762	100.00%	116,019	100.00%	107,276	100.00%
Add: deferred loan cost & fees, net	49		11		-
Less: allowance for loan losses	1,531		1,484		1,170
Loans, net	$120,280		$114,546		$106,106

The following table sets forth the estimated maturity of the Bank’s loan portfolio as December 31, 2010.  The table does not include prepayments or scheduled principal repayments.

(Dollars in thousands)	Within One Year	One-Five Years	Over Five Years	Total
Commercial	$1,451	$1,100	$598	$3,149
Real estate mortgages	6,679	2,140	107,609	116,428
Consumer	207	1,700	278	2,185
Total	$8,337	$4,940	$108,485	$121,762

The following table presents, as of December 31, 2010 the dollar amount of all loans due after December 31, 2011, and whether such loans have fixed or adjustable interest rates.

	Due After December 31, 2010
(Dollars in thousands)	Fixed	Adjustable	Total
Commercial	$1,674	$24	$1,698
Real estate mortgages	47,030	62,719	109,749
Consumer	1,974	4	1,978
Total	$50,678	$62,747	$113,425

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At December 31, 2010, the Bank had $1.3 million in non-accrual loans as compared with $1.8 million at December 31, 2009.  As of December 31, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-40 Receivables – Troubled Debt Restructuring by Creditors (SFAS 15), the Bank had no significant troubled debt restructuring.  As of December 31, 2010, for purposes of accounting and reporting in accordance with FASB ASC 310-10.35 Receivables – Subsequent Measurement (SFAS 114), the Bank had $1.3 million in “impaired” loans.

The following table presents information regarding non-accrual mortgage, consumer and other loans, and foreclosed real estate as of the date indicated:

	At December 31,
(Dollars in Thousands)	2010	2009
Non-accrual commercial	$-	$42
Non-accrual commercial mortgage	293	960
Non-accrual residential mortgage	953	768
Non-accrual consumer	18	4
Total non-performing loans	1,264	1,774
Foreclosed real estate	929	88
Total non-performing assets	$2,193	$1,862

For the period ended December 31, 2010, the bank would have received an additional $111,000 in interest income under the original terms of such loans.

Allowance for Loan Losses

The Bank determines the provision for loan losses through a quarterly analysis of the loan portfolio. The allowance for loan losses is established through provisions for losses charged to earnings.  Loan losses are charged against the allowance when management believes that the collection of principal is unlikely.  Recoveries of loans previously charged-off are credited to the allowance when realized.  The allowance for loan losses is the amount that management has determined to be necessary to absorb probable incurred loan losses inherent in the existing portfolio.  Management’s evaluations, which are subject to periodic review by the Bank’s regulators, are made using a consistently applied methodology that takes into consideration such factors as the Company’s past loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and collateral values, and current economic conditions.  Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of December 31, 2010. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations

Management realizes that general economic trends greatly affect loan losses. The recent downturn in the real estate market has resulted in increased loan delinquencies, defaults and foreclosures, and we believe that these trends are likely to continue.  Assurances cannot be made either (1) that further charges to the allowance account will not be significant in relation to the normal activity or (2) that further evaluation of the loan portfolio based on prevailing conditions may not require sizable additions to the allowance and charges to provision expense.  See Part II, Item 8, Financial Statements and Supplementary Data --- Note 1 of Notes to Consolidated Financial Statements for additional information on management’s evaluation of the adequacy for allowance for loan loss reserve.

Securities

Securities, primarily U.S. government agency bonds, mortgage-backed, and municipal bonds, totaled $14.6 million or 8.9% of total assets at December 31, 2010 as compared with $19.4 million or 12.4% of assets at December 31, 2009.  The Bank’s securities portfolio is used to assist the Bank in liquidity, asset/liability management and earnings.  Securities can be classified as securities “held-to-maturity” or “available-for-sale.” Investment securities held-to-maturity are carried at cost adjusted for amortization of premiums and accretion of discounts.  Securities available-for-sale may be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, general liquidity needs and other similar factors. Available-for-sale securities are carried at fair market value with unrealized gains and losses, net of tax, being included in the Bank’s accumulated other comprehensive income account. At December 31, 2010, accumulated other comprehensive income, a component of shareholders’ equity, was a gain of $119,000 versus a loss of $2,000 at December 31, 2009.  The Bank classifies all new bond purchases as available-for-sale.

The following tables summarize the composition of our investment portfolio as of the date indicated,

Securities Portfolio

	December 31, 2010 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Mortgage-backed securities	$1,056	$1,116
State & political subdivisions	7,559	7,558
Other bonds	4,495	4,733
Total debt securities	13,110	13,407
Equity securities	1,303	1,173
Total securities	$14,413	$14,580

	December 31, 2009 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$1,500	$1,518
Mortgage-backed securities	2,662	2,751
State & political subdivisions	8,719	8,855
Other bonds	4,969	5,090
Total debt securities	17,850	18,214
Equity securities	1,591	1,184
Total securities	$19,441	$19,398

	December 31, 2008 Available for Sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$3,000	$3,016
Mortgage-backed securities	5,074	5,142
State & political subdivisions	8,529	8,211
Other bonds	3,017	2,866
Total debt securities	19,620	19,235
Equity securities	1,371	1,058
Total securities	$20,991	$20,293

The amortized cost and weighted average yield of the Bank’s investment securities at December 31, 2010, by contractual maturity, are reflected in the following table.  Actual maturities will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2010
(Dollars in thousands)	Due in 1 year or less	Due in 1–5 years	Due in 5–10 years	Due after 10 years	Total
State & political subdivisions
Amortized cost	$-	$599	$3,187	$3,773	$7,559
Weighted average yield (1)		4.26%	3.94%	4.04%	4.02%
Mortgage-backed securities
Amortized cost	$-	$-	$692	$364	$1,056
Weighted average yield	-%	-%	4.71%	3.97%	4.46%
Other bonds
Amortized cost	$-	$3,469	$1,026	-	$4,495
Weighted average yield	-%	2.82%	6.88%	-%	3.75%
Total amortized cost	$-	$4,068	$4,905	$4,137	$13,110
Total fair value	$-	$4,193	$5,079	$4,135	$13,407
Weighted average yield	-%	3.03%	4.66%	4.03%

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

The following table sets forth the distribution of average deposits by major category and the average rate paid in each year as applicable:

Distribution of Average Deposits

	Years Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand deposits	$7,583	0.00%	$8,653	0.00%	$7,433	0.00%
Interest bearing demand deposits	12,181	0.93%	10,386	1.24%	10,533	1.76%
Savings and money market deposits	53,565	1.13%	37,149	1.48%	37,524	2.19%
Time deposits	57,266	2.20%	60,305	3.01%	42545	3.90%
Total deposits	$130,595		$116,943		$99,900

Maturities of Time Deposits of $100,000 and Over

The following table is a summary of time deposits of $100,000 or more by remaining maturities as of December 31, 2010:

(Dollars in thousands)	Amount	Percent
Three months or less	$2,026	11.06%
Three to six months	1,668	9.11
Six to twelve months	3,143	17.15
Over twelve months	11,485	62.68
Total	$18,323	100.00%

Total deposits were $136.3 million at December 31, 2010 compared to total deposits of $124.1 million at December 31, 2009 and total deposits of $99.2 million at December 31, 2008.

Short-Term Borrowings

The Bank, as part of its operating strategy, utilizes advances from the FHLBank of Pittsburgh (“FHLB”) as an alternative to retail deposits to fund its operations.  The Bank has a line-of-credit with FHLBank of Pittsburgh for short-term borrowings varying from one day to three years.  Borrowings under this line of credit are secured by qualified assets in the form of a blanket lien.  Interest paid on these short-term borrowings varies based on interest rate fluctuations.  At both December 31, 2010 and 2009, we had not utilized this credit facility.  At December 31, 2008, the line had a balance of $7,648,000.

The following table sets forth information regarding FHLBank of Pittsburgh overnight advances during the years ended.

(Dollars in thousands)	2010	2009	2008
Maximum amount outstanding at any month end	$-	$3,985	$7,648
Average amount outstanding	$-	$909	$1,172
Weighted average interest rate	-%	1.08%	1.69%
Balance outstanding at end of period	$-	$-	$7,648
Weighted average interest rate at end of period	-%	-%	0.59%

REGULATION AND SUPERVISION

Regulatory Restructuring Legislation

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of savings and loan holding companies like the Company to be transferred from the Office of Thrift Supervision to the Federal Reserve Board, which currently supervises bank holding companies. The Office of Thrift Supervision will be eliminated. The transfer will occur one year from the July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension.  The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators.  However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the primary enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

Federal Deposit Insurance. North Penn Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Assessment rates currently range from seven to 77-1/2 basis points of assessable deposits. No institution may pay a dividend if in default of the federal deposit insurance assessment. The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on average consolidated total assets less average tangible equity rather than deposits. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act. Initially, the base assessment rates will range from 2.5 to 45 basis points. The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.

The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.  Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted to participate in the unsecured debt guarantee program.  The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts from January 1, 2011 until December 31, 2012 without the opportunity for opt out.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance

Regulatory Capital Requirements.  The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like us, are not members of the Federal Reserve System.  At December 31, 2010, we exceeded all regulatory capital requirements and were classified as “well capitalized.”

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

We are also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions.  Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings bank must maintain a minimum leverage ratio of Tier 1 capital (as defined under the FDIC’s capital regulations) to total assets of 4%.  In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institutions based on the institution’s substandard performance in any of a number of areas.  We were in compliance with both the FDIC and the Pennsylvania Department of Banking capital requirements as of December 31, 2010.

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

Federal Home Loan Bank System.  We are a member of FHLBank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.  As a member, we are required to purchase and maintain stock in FHLBank of Pittsburgh.  At December 31, 2010, we were in compliance with this requirement.

Loans to One Borrower.  Under Pennsylvania law, savings banks have, subject to certain exemptions, lending limits to one borrower in an amount equal to 15% of the institution’s capital accounts.  An institution’s capital account includes the aggregate of all capital, surplus, undivided profits, capital securities and general reserves for loan losses.  As of December 31, 2010, our loans-to-one borrower limitation was $2,935,800 and we were in compliance with such limitation.

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

The Dodd-Frank Act regulatory restructuring transfers to the Federal Reserve Board the responsibility for regulating and supervising savings and loan holding companies.  That will occur one year from the July 21, 2010 effective date of the Dodd-Frank Act, subject to a possible six month extension.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

ITEM 1A.  Risk Factors

The economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area.  These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with falling home prices and increasing foreclosures, have negatively affected the performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Nearly all of our loans are secured by real estate or made to businesses in Northeast Pennsylvania.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings.  The economic downturn could also result in reduced demand for credit or fee-based products and services, which would hurt our revenues.

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

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $67,000.  In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $645,000.  Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

In evaluating the adequacy of the Bank’s allowance for loan losses, we consider numerous quantitative factors, including our historical charge-off experience, growth of our loan portfolio, changes in the composition of our loan portfolio and the volume of delinquent and classified loans. In addition, we use information about specific borrower situations, including their financial position and estimated collateral values, to estimate the risk and amount of loss for those borrowers. Finally, we consider many qualitative factors, including general and economic business conditions, duration of the current business cycle, current general market collateral valuations, trends apparent in any of the factors we take into account and other matters, which are by nature subjective and fluid. Our estimates of the risk of loss and amount of loss on any loan are complicated by the significant uncertainties surrounding the Bank’s borrowers’ abilities to successfully execute their business models through changing economic environments, competitive challenges and other factors. In considering information about specific borrower situations, our analysis is subject to the risk that we are provided inaccurate or incomplete information. Because of the degree of uncertainty and susceptibility of these factors to change, the Bank’s actual losses may vary from our current estimates.

Additionally, bank regulators periodically review the Bank’s allowance for loan losses and may require an increase in the provision for loan losses or recognize loan charge-offs based upon their judgments, which may be different from ours. Any increase in the Bank’s allowance for loan losses or loan charge-offs required by these regulatory authorities may adversely affect our operating results.

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

Changes in accounting standards could impact reported earnings

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on us, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

The merger agreement with Norwood Financial may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: approval of the merger agreement by the Company’s shareholders, regulatory approvals, absence of orders prohibiting the completion of the merger, approval of the shares of Norwood Financial common stock to be issued to the Company’s shareholders for listing on the NASDAQ Global Market, the continued accuracy of the representations and warranties by both parties and the performance by both parties of their covenants and agreements, and the receipt by both parties of legal opinions from their respective tax counsels.

If the merger agreement is terminated, there may be various consequences, including:

•
The Company’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger; and

•	the market price of the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.

If the merger agreement is terminated and the Company’s board of directors seeks another merger or business combination, North Penn shareholders cannot be certain that North Penn will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Norwood Financial has agreed to provide in the merger.

The merger agreement limits North Penn’s ability to pursue alternatives to the merger.

The merger agreement contains “no-shop” provisions that, subject to limited exceptions, limit the Company’s ability to initiate, solicit, encourage or knowingly facilitate any inquiries or competing third-party proposal, or engage in any negotiations, or provide any confidential information, or have any discussions with any person relating to a proposal to acquire all or a significant part of North Penn. In addition, the Company has agreed to pay Norwood Financial a termination fee in the amount of $1.125 million in the event that Norwood or the Company terminates the merger agreement for certain reasons. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.  Until the merger agreement is approved by the Company’s shareholders, the Company can consider and participate in discussions and negotiations with respect to an alternative unsolicited bona fide acquisition proposal (subject to its obligation to pay a termination fee under certain circumstances) so long as the board of directors determines in good faith (after consultation with legal counsel and its financial advisor) that it is legally necessary to do so to comply with its fiduciary duties to the Company’s under Pennsylvania law and that such alternative acquisition proposal constitutes a superior proposal.  The Company has agreed to keep Norwood Financial appraised of developments, discussions and negotiations relating to any such acquisition proposal.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Savings and loan holding companies, including the Company, will be regulated by the Board of Governors of the Federal Reserve System.  The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Bank that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

ITEM 2.  PROPERTIES

The Bank currently conducts its business through its five full-service banking offices in Scranton, Stroudsburg, Clarks Summit and Effort, Pennsylvania.  The Bank owns all of its offices, except for Clarks Summit, which is subject to a renewable lease that expires in 2011.  The net book value of the land, buildings, furniture, fixtures and equipment owned by the Company was $3.8 million as of December 31, 2010.

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

The following table sets forth the high and low bid information for the periods indicated.

2010	Dividends	High	Low	Close
First Quarter	$0.03	$10.00	$9.10	$9.40
Second Quarter*	$0.09	$11.06	$9.35	$10.10
Third Quarter	$0.04	$10.95	$9.25	$10.75
Fourth Quarter	$0.04	$17.50	$10.55	$17.50

* Second Quarter 2010 dividend included a $0.05 per share special dividend.

2009	Dividends	High	Low	Close
First Quarter	$0.03	$8.00	$6.00	$6.00
Second Quarter	$0.03	$8.80	$6.00	$8.55
Third Quarter	$0.03	$9.25	$8.55	$9.25
Fourth Quarter	$0.03	$9.25	$8.75	$9.25

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  As of March 24, 2010, there were approximately 387 registered holders of record of our common stock.

Registrar and Transfer, Inc. serves as transfer agent and registrar for our common stock.

The Company did not repurchase any shares of its common stock in the quarter ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as the Company is a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The following presents a review of North Penn Bancorp’s results of operations and financial condition. This information should be read in conjunction with its consolidated financial statements and the accompanying notes to financial statements. The Company’s consolidated earnings are derived primarily from the operations of its wholly owned savings bank subsidiary, North Penn Bank, and to a lesser degree its other subsidiaries

The Bank is a wholly owned subsidiary of the Company, which has no material operations other than ownership of the Bank. The Bank conducts community banking activities by accepting deposits and making loans in our market area.  The Bank’s lending products include commercial loans and mortgages, and lines of credit, consumer and home equity loans, and residential mortgages on single family and multi family dwellings.  The Bank maintains an investment portfolio of municipal, U.S. government and investment grade corporate bonds to manage its liquidity and interest rate risk.  The Bank’s loan and investment portfolios are funded with deposits as well as collateralized borrowings from FHLBank of Pittsburgh, secured by a blanket lien on the Bank’s loans.

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

We consider the allowance for loan losses to be a critical accounting policy. The reserve for loan and lease losses represents our management’s estimate of probable losses inherent in the loan and lease portfolio and the establishment of a reserve that is sufficient to absorb those losses. In determining an adequate reserve, our management makes numerous judgments, assumptions, and estimates based on continuous review of the loan and lease portfolio, estimates of client performance, collateral values, and disposition, as well as historical loss rates and expected cash flows. In assessing these factors, our management benefits from lengthy professional experiences with credit decisions and related outcomes. Nonetheless, if our management’s underlying assumptions prove to be inaccurate, the reserve for loan and lease losses would have to be adjusted.  See Part II, Item 8, Financial Statements and Supplementary Data --- Note 1 of Notes to Consolidated Financial Statements for additional information on management’s evaluation of the adequacy for allowance for loan loss reserve

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt as to the realization of deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed continually as regulatory and business factors change.  Management’s recording of deferred tax assets and liabilities and the need for a valuation allowance is made based on information available to the Bank at the time.  In particular, management evaluates the recoverability of deferred tax assets based on the ability of the Bank to generate future profits to utilize such benefits.  Management employs budgeting and periodic reporting processes to continually monitor progress.  These factors lower the inherent risk in the assumption of future profits.  Historically, the Bank has had sufficient profits for tax recovery.

Statement of Changes in Financial Condition

General. Our assets increased $7.6 million, or 4.9% to $164.0 million at December 31, 2010 compared to $156.3 million at December 31, 2009. An increase in loans outstanding combined with an increase in cash and cash equivalents were the primary reasons for the growth in assets. Liabilities increased $7.3 million or 5.3% to $144.4 million at December 31, 2010 as compared with $137.1 million at December 31, 2009.  The primary reason for the increase was an increase in deposits.  Stockholders’ equity increased $302,000 or 1.6% to $19.6 million at December 31, 2010 as compared to $19.3 million at December 31, 2009.

Assets.  Cash and cash equivalents increased $6.3 million or 52.7% to $18.2 million at December 31, 2010 as compared to $11.9 million at December 31, 2009. The primary reason for the increase in cash and cash equivalents was due to liquidity caused by the maturities of investments and increased deposits at December 31, 2010.

Gross loans, net of loans held for sale, increased $5.7 million or 5.0% to $121.8 million at December 31, 2010 as compared with $116.0 million at December 31, 2009. Commercial mortgages increased $12.2 million, or 20.2%, from $60.3 million at December 31, 2009, to $72.4 million at December 31, 2010. Commercial loans decreased $219,000 or 6.5% to $3.1 million at December 31, 2010 from $3.4 million at December 31, 2009. We continue to implement our strategy of diversifying the mix within our loan portfolio by increasing commercial real estate and commercial business loans despite difficult economic conditions.

Our residential mortgage portfolio decreased $4.6 million or 9.8%, to $42.8 million at December 31, 2010, from $47.4 million at December 31, 2009. Reduced mortgage demand by consumers contributed to the decrease along with our selling mortgage loans into the secondary market.  Consumer loans decreased $1.5 million from $3.7 million at December 31, 2009 to $2.2 million at December 31, 2010.

The investment portfolio decreased $4.8 million or 24.8%, to $14.6 million at December 31, 2010, from $19.4 million at December 31, 2009.  The decrease was primarily the result of reductions in mortgage-backed securities of $1.6 million, a decrease in the US Agency securities of $1.5 million and a $1.3 million decrease in state and political subdivision securities.  We intend to maintain a level of investment securities that is sufficient to maintain pledging and collateralized borrowing requirements and also provide a funding source for our growing loan portfolio.

The Company reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”).  An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income. In 2009, after our review, we concluded that two securities totaling $38,000 were impaired. OTTI losses of $38,000 were incurred.  During 2010, our review identified two securities totaling $23,000 that were impaired.  OTTI losses of $23,000 were incurred for 2010.  In accordance, with FASB ASC 320, the impairment was deemed credit related and run entirely though the income statement.

Deposits. Total deposits increased $12.3 million, or 9.9%, to $136.3 million at December 31, 2010, from $124.1 million at December 31, 2009. The increase reflects, in part, our continuing efforts to attract and maintain deposits to utilize as a primary source of funds to fuel our growth in loans.  Core deposits, which consist of all deposits other than certificates of deposit, increased $22.6 million or 38.8% to $80.1 million at December 31, 2010 as compared with $58.1 million at December 31, 2009.  Time deposit products, which include certificates of deposit, decreased $10.3 million, or 15.7%, from $65.9 million at December 31, 2009, to $55.6 million at December 31, 2010.  The Bank has tried to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits, particularly non-interest-bearing deposits.

Borrowings. Borrowings were $7.0 million at December 31, 2010, a $5.0 million or 41.7% decrease over $12.0 million at December 31, 2009. In July 2010, we paid off a maturing long term note of $5.0 million. The annual percentage rate of this note was 6.19%.  As of December 31, 2010, we had one outstanding loan, a line of credit and a letter of credit with FHLBank of Pittsburgh. Our line of credit is available up to $15.0 million at an interest rate equal to the current overnight rate. This line is a source of liquidity which is used to fund our loan demand when deposit volume is inadequate. The outstanding loan at FHLB of Pittsburgh has a principal balance of $7.0 million with a rate of 4.34%. This note matures July 13, 2015 and carries a prepayment penalty equal to a percentage of the remaining interest payments.

Equity. Stockholders’ equity increased $302,000 to $19.6 million at December 31, 2010 as compared to $19.3 million at December 31, 2009. The increases in net income and improvement in accumulated other comprehensive loss were offset by our continuing purchases of treasury stock and payment of cash dividends. During 2010, we paid a special dividend of $0.05 per share and also increased the quarterly dividend from $0.03 to $0.04 per share.

In 2008, a stock repurchase plan was approved and commenced whereby up to 10% of the company’s common stock will be purchased in the open market.  In addition, on April 28, 2009, the Board of Directors authorized completion of the 2008 plan (29,657 shares) and the repurchase of up to 142,341 shares of our outstanding common stock, or 10% of outstanding shares.  The Company completed its second repurchase authorization in June 2010. As of June 30, 2010, all 142,341 shares had been purchased at an average cost per share of $9.50.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

General. For the year ended December 31, 2010, we recorded net income of $714,000, a decrease of $73,000 or 9.3% compared to net income of $787,000 for the year ended December 31, 2009.

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

Net interest income increased $795,000, or 17.5%, to $5.3 million for the year ended December 31, 2010, compared to $4.5 million for the year ended December 31, 2009. Interest income increased $133,000 for the year ended December 31, 2010 to $7.8 million compared to $7.7 million for the year ended December 31, 2009.   Interest expense decreased $663,000, or 21.2%, to $2.5 million at December 31, 2010 from $3.1 million at December 31, 2009, due to lower interest rates in deposits.  Consequently, the interest rate spread on a fully tax equivalent basis increased to 3.39% for the year ended December 31, 2010, compared to 2.95% for 2009. The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 114.59% for the year ended December 31, 2010, from 116.97% for the year ended December 31, 2009.

Interest Income. For the year ended December 31, 2010 total interest income increased $133,000 to $7.8 million as compared to $7.7 million for the same period in 2009.  Increased loan volume partially offset a 29 basis point decrease in fully tax equivalent total earning asset yield.  For the year ending December 31, 2010, average interest earning assets increased $10.9 million or 7.7% to $152.1 million as compared with $141.2 million for the comparable period in 2009.    The primary reason for the increase in average interest earning assets was growth in the average balance of loans.  For the year ended December 31, 2010, the total average loan balances increased $10.7 million or 9.8%, over the year ended 2009.

Total loan income for the year ended December 31, 2010 was $7.1 million, a $257,000 or 3.7% increase over the comparable 2009 period.

For 2010, total average investment securities decreased $2.2 million or 11.5% as compared to 2009.  The primary reason for the decrease was that maturing investments were used to help fund growth in our lending portfolio and assure liquidity.

Interest Expense. Interest expense for the year ended December 31, 2010 totaled $2.5 million. This represents a decrease of $662,000, or 21.2%, for the year compared to $3.1 million in 2009. The primary reason for the increase was a 73 basis point decline in yield on interest bearing liabilities between 2010 and 2009.  The decline in yield partially offset growth in total interest bearing liabilities.

For the year ended December 31, 2010, average interest bearing liabilities increased $12.0 million or 9.9% to $132.0 million as compared with $120.7 million for 2009.  The primary reason for the growth in average interest bearing liabilities was the growth in average savings and money market deposits of $16.4 million, or 44.2%, to $53.6 million for the year ended December 31, 2010.  The primary reason for the increase was the Company’s effort to increase core deposits.

The average balance in other borrowings decreased $3.2 million, or 24.6%, to $9.7 million at December 31, 2010 from $12.9 million for the year ended December 31, 2009.  The decrease was the result of the Company paying off a $5.0 million advance in July.

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

Average Balance, Interest Income and Expense, Average Yield and Rates

	Years Ended December 31,
	2010			2009			2008
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
Interest Earning Assets:
Loans:
Commercial	$3,543	$170	4.80%	$2,302	$138	5.99%	$1,188	$95	8.00%
Real estate mortgages	114,019	6,754	5.92	102,942	6,389	6.21	94,058	6,248	6.64
Consumer	2,885	227	7.87	4,496	351	7.81	6,297	479	7.61
Total loans	120,448	7,151	5.94	109,740	6,878	6.27	101,543	6,822	6.72

Investment securities:
U.S. government securities	937	25	2.67	5,838	214	3.67	6,383	252	3.95
Municipal securities (1)	8,302	477	5.75	8,622	474	5.50	7,774	440	5.66
Other securities	6,846	256	3.74	3,891	197	5.06	2,279	141	6.19
Equities	1,133	1	0.09	1,100	1	0.08	999	42	4.10
Total securities	17,218	759	4.41	19,451	886	4.86	17,435	875	5.02

Equity securities at cost	1,303	51	3.91	1,591	47	2.95	827	42	5.08
Deposits in banks	2,650	6	0.23	2,887	1	0.03	728	7	0.96
Fed funds sold	10,486	20	0.19	7,569	12	0.16	4,325	95	2,20
Total interest earning assets	152,105	7,987	5.25	141,238	7,824	5.54	124,858	7,841	6.28

Non-interest earning assets:
Cash and due from banks	868			2,886			1,430
Other assets	9,278			6,953			2,910
Less: allowance for loan losses	(1,585)			(1,232)			(1,192)
Total non-interest earning assets	8,561			8,607			3,148
Total assets	$160,666			$149,845			$128,006

Liabilities and stockholders’ equity
Interest bearing liabilities
Deposits:
Interest bearing demand	$12,181	113	0.93	$10,386	129	1.24	$10,533	185	1.76
Savings and money market	53,565	605	1.13	37,149	551	1.48	37,524	822	2.19
Time deposits	57,266	1,262	2.20	60,305	1,815	3.01	42,545	1,661	2.94
Total interest bearing deposits	123,012	1,980	1.61	107,840	2,495	2.31	90,602	2,668	2.94
Other borrowings	9,727	483	4.97	12,909	631	4.89	13,172	643	4.88
Total interest bearing liabilities	132,739	2,463	1.86	120,749	3,126	2.59	103,774	3,311	3.19
Total non-interest bearing liabilities	8,346			9,598			9,099
Total liabilities	141,086			130,347			112,873
Stockholders’ equity	19,580			19,498			15,133
Total liabilities and stockholders’ equity	$160,666			$149,845			$128,006
Net interest spread (1)		$5,524	3.39		$4,698	2.95		$4,530	3.09
Net interest margin (1)			3.63			3.33			3.63
Taxable equivalent adjustment		$174	$174		$149			$150
Average earning assets as a percentage of interest bearing liabilities			114.59%			116.97%			120.32%

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

Tax Equivalent Reconciliation
	Years Ended December 31,
	2010		2009		2008
(Dollars in thousands)	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Municipal securities – nontaxable	319	4.07%	$288	3.80%	$290	3.73%
Tax equivalent adjustment (1)	158		149		150
Municipal securities – tax equivalent	477	5.75%	$437	5.75%	$440	5.66%

Commercial Loans – Tax Free	154	4.35%	-	-	-	-
Tax equivalent adjustment (1)	16		-		-
Commercial Loans – tax equivalent	170	4.80%	-	-	-	-

Net interest income – nontaxable	5,350		$4,549		$4,380
Tax equivalent adjustment (1)	174		149		150
Net interest income – tax equivalent	5,524		$4,698		$4,530

Interest rate spread – no tax adjustment		3.28%		2.85%		2.97%
Net interest margin – no tax adjustment		3.52%		3.22%		3.51%

(1) The tax equivalent adjustment is based on a tax rate of 34% for all periods presented.

Rate/Volume Analysis

	Year Ended December 31, 2010 Compared to 2009
		Increase (Decrease) Due to
(Dollars in thousands)	Net	Volume	Rate
Interest Income:
Loans	$273	$671	$(398)
Investment securities	(127)	(102)	(25)
Equity securities	4	(9)	13
Deposits in other banks	5	-	5
Fed funds sold	8	5	3
Total	$163	$565	$(402)

Interest Expense:
Interest bearing demand deposits	$(16)	$22	$(38)
Savings and money market deposits	54	243	(189)
Time deposits	(553)	(91)	(462)
Other borrowings	(148)	(156)	8
Total	$(663)	$19	$(682)
Net Interest Income	$826	$546	$280

Changes in interest due to volume and rate have been allocated by reference to changes in the average balances and the average interest rates of interest earning assets and interest bearing liabilities.

Interest Sensitivity Analysis

	At December 31, 2010 Maturing Or Repricing In:
	Within 3 Months	4 – 12 Months	1 – 5 Years	Over 5 Years	Total
Interest earning assets:
Interest bearing deposits	$345	$-	$-	$-	$345
Federal funds sold	16,072				16,072
Investment securities	3,391	390	9,291	1,508	14,580
Equity securities substantially restricted				1,087	1,087
Loans	20,368	24,274	56,467	20,807	121,916
Total interest earning assets	$40,176	$24,664	$65,758	$23,402	$154,000

Interest bearing liabilities:
Interest bearing	$366	$1,098	$10,740	$-	$12,204
Money market	879	2,635	10,496	-	14,010
Savings	1,202	3,606	19,232	23,620	47,660
Time deposits	6,287	17,986	31,333	-	55,606
Borrowed funds	-	147	7,000	-	7,147
Total interest bearing liabilities	$8,734	$25,472	$78,801	$23,620	$136,627
Period gap	$31,442	$(808)	$(13,043)	$(218)
Cumulative gap	$31,442	$30,634	$17,591	$17,373
Ratio of cumulative gap to total assets	19.17%	18.67%	10.72%	10.59%

Assumptions:

This section measures the timing mismatch of the reprice of assets and liabilities. A positive gap would indicate that assets reprice faster than liabilities, and a negative gap would indicate that liabilities reprice faster than assets.
As of December 31, 2010 our Asset Liability service provider adjusted its gap calculation from utilizing a contractually defined reprice of earning assets and costing liabilities to a more true-to-life calculation of repricing earning assets and costing liabilities balances. The new gap calculation utilizes caps, floors and period caps to determine if an instrument’s rate changes during a scheduled rate reset period. If a rate resets but due to caps, floors or period caps the rate does not change, the balance of the instrument is not included in the gap calculation. This will result in a more accurate gap analysis that will show the true repricing characteristics of the balance sheet.

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

According to the table, we have a positive gap position, which means our assets will reprice faster than our liabilities.. When interest rates are rising, this will tend to increase our interest spread and our net interest income, and when rates are falling; our interest spread and net income should decrease.

Provisions for Loan Losses For the year ended December 31, 2010, we recorded a provision for loan loss in the amount of $384,000, compared to $475,000 for the year ended December 31, 2009  The provision for the year ended December 31, 2010 exceeded net charge-offs by $47,000, which increased the allowance to $1.53 million at December 31, 2010. The allowance as a percentage of non-performing loans increased to 121% at December 31, 2010 from 83.7% at December 31, 2009. The allowance for loan losses as a percent of total loans was 1.26% at December 31, 2010, compared to 1.28% at December 31, 2009.  The improvements in credit quality metrics during the period stemmed mostly from declining levels of non-performing loans and classified loans combined with an increase in the allowance. The Company has been responsive to credit quality and has continued to work proactively on early identification and resolution of credit quality issues.

On a quarterly basis, the Company’s Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses.  This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of loan portfolio, classified loans and other relevant factors.

The Company will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as conditions warrant.  Although the Company believes that the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio, there can be no assurance that future losses will not exceed the estimated amounts or that additional provisions will not be required in the future.

The Bank is subject to periodic examination by the Pennsylvania Department of Banking and the FDIC.  As part of the examination, the regulators will assess the adequacy of the Bank’s allowance for loan losses and may include factors not considered by the Bank.  In the event that a regulatory examination results in a conclusion that the Bank’s allowance for loan losses is not adequate, the Bank may be required to increase its provision for loan losses.

Non-Interest Income. For the year ended December 31, 2010, non-interest income totaled $472,000, a $60,000 or 14.6% increase over the same period in 2009. The increase was primarily the result an $117,000 increase in income from gain on sale of loans over the comparable period in 2009.  The increase in non-interest income was partially offset by a loss on sale of securities of $30,000 compared with a gain of $8,000 in 2009.

Non-Interest Expense. For the year ended December 31, 2010, non-interest expense increased $890,000 or 24.6% to $4.5 million as compared to $3.6 million for the year ended December 31, 2009.  The primary reason for the increase was the receipt, in 2009, of a net insurance settlement of $468,000.  Salaries and employee benefits increased $355,000 or 16.7% to $2.5 million for the year ended December 31, 2010 as compared with the same period in 2009. Primary reasons for the increase were increased benefit costs, stock option expenses and merit increases for staff. For the year ended December 31, 2010, noninterest expense was impacted by $164,000 in transaction costs related to the proposed acquisition of North Penn Bancorp, by Norwood Financial.

Income taxes. The Bank recorded income tax expense for the year ended December 31, 2010 of $214,000, compared to an income tax expense of $85,000 for the year ended December 31, 2009.  The  primary reason for the increase was that merger related costs were determined not to be tax deductible.  This had the impact of increasing taxable income.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCOVERIES ABOUT MARKET RISK

Not applicable as the Company is a smaller reporting company.

ITEM 8 -      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J.H. Williams & Co., LLP
OUR PASSION IS SERVICE
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of North Penn Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of North Penn Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010. North Penn Bancorp, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North Penn Bancorp, Inc. and Subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Williams & Co., LLP

J.H. Williams & Co., LLP
Kingston, Pennsylvania
March 31, 2011

www.jhwilliamscpa.com
270 Pierce Street • Suite 302 • Kingston, Pennsylvania 18704
Tel: 570 288 3651 • Fax: 570 288 6106

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2010 and 2009

(in thousands except per share amounts)	2010	2009
ASSETS
Cash and due from banks	$1,778	$2,652
Interest bearing deposits at other financial institutions	345	560
Federal funds sold	16,072	8,700
Total cash and cash equivalents	18,195	11,912
Investment securities, available for sale	14,580	19,398
Equity securities at cost, substantially restricted	1,087	1,143
Loans, net of allowance for loan losses of $1,531 in 2010 and $1,484 in 2009	120,280	114,546
Bank premises and equipment, net	3,811	3,965
Accrued interest receivable	580	665
Cash surrender value of bank-owned life insurance	3,160	3,015
Deferred income taxes	705	705
Prepaid FDIC insurance	432	604
Other real estate owned	929	88
Other assets	174	286
TOTAL ASSETS	$163,933	$156,327
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,832	$8,785
Interest bearing	129,479	115,270
Total deposits	136,311	124,055
Other borrowed funds	7,000	12,000
Accrued interest and other liabilities	1,050	1,002
TOTAL LIABILITIES	144,361	137,057

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 20,000,000 shares; none issued	-	-
Common stock, par value $0.10; 80,000,000 shares authorized; 1,581,571 shares issued in 2010 and 2009; outstanding: 1,334,844 in 2010(includes 47,516 shares of unvested restricted stock) and 1,348,883 in 2009 (includes 18,812 shares of unvested restricted stock)	158	158
Additional paid-in capital	13,698	13,580
Retained earnings	8,995	8,541
Unearned ESOP shares	(836)	(907)
Accumulated other comprehensive income (loss)	119	(2)
Treasury stock – at cost: 294,243 and 251,500 shares at December 31, 2010 and 2009, respectively	(2,562)	(2,100)
TOTAL STOCKHOLDERS’ EQUITY	19,572	19,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,933	$156,327

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years ended December 31, 2010 and 2009

(In thousands, except per share amounts)	2010	2009
INTEREST INCOME
Interest on loans	$7,130	$6,878
Interest and dividends on investments	678	797
Total interest income	7,808	7,675
INTEREST EXPENSE
Interest on deposits	1,980	2,495
Interest on borrowed funds	484	631
Total interest expense	2,464	3,126

NET INTEREST INCOME	5,344	4,549

PROVISION FOR LOAN LOSSES	384	475

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,960	4,074
OTHER INCOME
Service charges and fees	225	244
Bank-owned life insurance income	145	151
Other operating income	33	35
Gain on sale of other real estate owned	-	6
Gain on sale of loans	123	6
Gain(loss) on sale of investment securities	(30)	8
Impairment losses on investment securities	(24)	(38)
TOTAL OTHER INCOME	472	412
OTHER EXPENSE
Salaries and employee benefits	2,484	2,129
Occupancy and equipment expense	593	656
FDIC insurance expense	186	240
Professional services expense	490	408
Other expenses	751	649
Insurance recovery	-	(468)
TOTAL OTHER EXPENSE	4,504	3,614

INCOME BEFORE INCOME TAXES	928	872

INCOME TAX EXPENSE	214	85

NET INCOME	$714	$787
Weighted average number of shares outstanding:
Basic	1,338,686	1,376,069
Diluted	1,383,286	1,383,194
Earnings per share:
Basic	$0.53	$0.57
Diluted	0.52	0.57

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2010 and 2009

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
Balance, December 31, 2008	$158	$13,480	$7,905	$(980)	$(460)	$	$ (805)	$19,298
Comprehensive income:
Net income	-	-	787	-	-		-	787
Unrealized gains on securities, net of income taxes	-	-	-	-	458		-	458
Comprehensive income								1,245
ESOP shares released	-	(3)	-	73	-		-	70
Restricted stock awards	-	103	-	-	-		-	103
Purchase of treasury stock							(1,295)	(1,295)
Cash dividends	-	-	(151)	-	-		-	(151)

Balance, December 31, 2009	158	13,580	8,541	(907)	(2)		(2,100)	19,270

Comprehensive income:
Net income	-	-	714	-	-		-	714
Unrealized gains on securities, net of income taxes	-	-	-	-	121		-	121
Comprehensive income	-	-	-	-	-		-	835
ESOP shares released	-	7	-	71	-		-	78
Restricted stock awards	-	165	-	-	-		-	165
Purchase of treasury stock	-	-	-	-	-		(516)	(516)
Issuance of treasury stock for stock awards		(54)					54	-
Cash dividends	-	-	(260)	-	-		-	(260)

Balance, December 31, 2010	$158	$13,698	$8,995	$(836)	$119		$(2,562)	$19,572

See notes to consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

(In thousands)	2010	2009
Operating Activities:
Net income	$714	$787
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	191	232
Provision for loan losses	384	475
Deferred income tax benefit	(90)	(245)
Amortization of securities (net of accretion)	(9)	4
Increase in cash surrender value of life insurance	(145)	(151)
Gain (loss) on sale of investment securities	30	(8)
Gain on sale of other real estate owned	-	(6)
Gain on sale of loans	(123)	(6)
Impairment loss on investment securities	24	38
ESOP expense	78	70
Stock option expense	165	103
Changes in:
Prepaid FDIC insurance	172	(604)
Accrued interest income and other assets	197	(85)
Accrued interest expense and other liabilities	(5)	111
Net Cash Provided by Operating Activities	1,583	715

Investing Activities:
Purchase of bank premises and equipment	(37)	(71)
Proceeds from sale other real estate owned	-	117
Proceeds from sale of securities “available for sale”	319	76
Purchase of securities “available for sale”	(85)	(3,027)
Proceeds from matured or called securities “available for sale”	3,480	2,593
Redemptions of mortgage-backed securities “available for sale”	1,270	1,904
(Purchase) redemption of restricted stock	56	(53)
Net increase in loans to customers	(9,838)	(9,114)
Proceeds from sale of loans	3,002	690
Net Cash Used in Investing Activities	(1,833)	(6,885)

Financing Activities:
Net increase in deposits	12,256	24,902
Net (decrease) in short term borrowings	(5,000)	(7,648)
Treasury stock purchased	(516)	(1,295)
Cash dividends paid	(207)	(151)
Net Cash Provided by Financing Activities	6,533	15,808
Net increase (decrease) in Cash and Cash Equivalents	6,283	9,638

Cash and Cash Equivalents, January 1	$11,912	$2,274
Cash and Cash Equivalents, December 31	$18,195	$11,912
Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$2,009	$3,126
Income taxes	379	133

Non-cash investing and financing activities:
Transfer from loans to other real estate owned	841	199

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could significantly differ from those estimates.

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

Segment Reporting

Management does not separately allocate expenses, including the cost of funding loan demand, between commercial, retail and mortgage banking operations of the Company.  Currently management measures the performance and allocates the resources of the Company as a single segment.

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

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New accounting guidance (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. This guidance became effective during the first quarter of 2009 and did not significantly impact the Corporation’s financial statements.

Newly Issued But Not Yet Effective Accounting Standards

Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets has been issued.  ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  This standard is effective for the Company October 1, 2010 and did not have a material effect on the Company’s financial statements.

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

Investment Securities

The Company’s investments in securities are classified in two categories and accounted for as follows:

Securities Held-to-Maturity   Bonds, notes and debentures for which the Company has the positive intent and ability to hold to maturity are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts. The Company currently has no securities-held-to-maturity.

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

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and, Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At December 31, 2010, the Company held $1,050,000 in stock of FHLB-Pittsburgh, and $37,000 in stock of ACBB. At December 31, 2009, the Company held $1,106,000 in stock of the FHLB-Pittsburgh and $37,000 in stock of ACBB.

The Company evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Company’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Company utilizes the impairment framework outlined in GAAP to evaluate stock for impairment. The following factors were evaluated to determine the ultimate recoverability of the cost of the Company’s restricted stock holdings; (i) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (ii) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (iii) the impact of legislative and regulatory changes on the institutions and, accordingly, on the customer base of the FHLB; (iv) the liquidity position of the FHLB; and (v) whether a decline is temporary or whether it affects the ultimate recoverability of the FHLB stock based on (a) the materiality of the carrying amount to the member institution and (b) whether an assessment of the institution’s operational needs for the foreseeable future allow management to dispose of the stock. Based on the analysis of these factors, the Company determined that its holdings of restricted stock were not impaired at December 31, 2010 and 2009.

Loans

Loans are stated at the principal amount outstanding, net of any unearned income, deferred costs or fees and the allowance for loan losses. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to yield using the interest method over the contractual lives of the loans. Interest on mortgage and commercial loans is calculated at the time of payment based on the current outstanding balance of the loan.  Interest on consumer loans is recognized on the simple interest method.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan lease portfolio. The determination of the allowance requires significant judgment reflecting management’s best estimate of probable loan losses related to specifically identified impaired loans as well as probable losses in the remainder of the various loan portfolios. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include: specific reserves for impaired loans, percentage allocations for special attention loans not deemed impaired (classified loans and internal watch list credits), formula reserves for each portfolio and reserves for pooled homogenous loans. Part of management’s review includes risk ratings of commercial loans, and the engagement of an external loan review of all loans over $400,000, insider loans and delinquent loans.  Modifications to the methodology used in the allowance for loan losses evaluation may be necessary in the future based on further deterioration in economic and real estate market conditions, new information obtained regarding known problem loans, regulatory guidelines and examinations, the identification of additional problem loans, and other factors.  Management’s evaluation is based upon a continuing review of these portfolios, estimates of customer performance, collateral values and dispositions, and assessments of economic and regional events, all of which are subject to judgment and will change.

Specific reserves are established for certain credits based on a regular analysis of special attention loans and leases. This analysis is performed by the Senior Lending Officer and reviewed by the Chief Executive Officer prior to presentation to the Board of Directors.  The specific reserves are based on an analysis of underlying collateral values, cash flow considerations and, if applicable, guarantor capacity.

The formula reserves determined for each portfolio are calculated quarterly by applying loss factors to outstanding loans and leases and certain unfunded commitments based upon a review of historical loss experience and qualitative factors, which include but are not limited to, economic trends, current market risk assessment by industry, recent loss experience in particular segments of the portfolios, concentrations of credit, delinquencies, trends in volume, and the effects of changes in lending policies and practices, including changes in quality of the loan and lease origination, servicing and risk management processes. Special attention loans and leases without specific reserves receive a higher percentage allocation ratio than credits not considered special attention.

Pooled loans are smaller credits and are homogenous in nature, such as consumer credits and residential mortgages. Pooled loan and lease loss reserves are based on historical net charge-offs, adjusted for delinquencies, the effects of lending practices and programs and current economic conditions, and current trends in the geographic markets which we serve.

A comprehensive analysis of the reserve is performed by management on a quarterly basis by reviewing all loans and leases over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. Although management determines the amount of each element of the reserve separately and relies on this process as an important credit management tool, the entire reserve is available for the entire loan and lease portfolio. The actual amount of losses incurred can vary significantly from the estimated amounts both positively and negatively. Management’s methodology includes several factors intended to minimize the difference between estimated and actual losses. These factors allow management to adjust our estimate of losses based on the most recent information available.

Loans, which are deemed uncollectible or have a low likelihood of collection, are charged off and deducted from the reserve, while recoveries of amounts previously charged off, are credited to the reserve. A (recovery of) provision for loan and lease losses is credited or charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value at the time of foreclosure.  Management periodically performs valuations and a loss is recognized by a charge to operations if the carrying value of a property exceeds its net realizable value.  Additional costs associated with holding the properties are expensed as incurred.  The balance of foreclosed real estate was $929,000 and $88,000 at December 31, 2010 and 2009, respectively.  The increase was the addition of a business property that the Company expects to recoup most of its remaining investment.

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

Stock Based Compensation

The Company sponsors a stock option plan (see Note 10). Compensation cost is recognized for stock options to employees based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options. Compensation expense is recognized over the requisite service period.

Accumulated Other Comprehensive Income

The Company is required to present accumulated other comprehensive income in a full set of general-purpose financial statements for all periods presented.  Accumulated other comprehensive income is comprised of net unrealized holding gains on the available for sale investment securities portfolio.  The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement in Changes in Stockholders’ Equity.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 2010 were $32,000 compared to $43,000 for the year ended December 31, 2009.

Income Taxes

The provision for income taxes is based on the results of operations, adjusted primarily for tax-exempt income. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the consolidated financial statement and income tax bases of assets and liabilities measured by using the enacted tax rates and laws expected to be in effect when the timing differences are expected to reverse. Deferred tax expense or benefit is based on the difference between deferred tax asset or liability from period to period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company and the Bank are subject to U.S. federal income tax and Commonwealth of Pennsylvania tax. The Company is no longer subject to examination by Federal or State taxing authorities for the years before 2007. At December 31, 2010 and 2009 the Company did not have any unrecognized tax benefits. The Company does not expect the amount of any unrecognized tax benefits to significantly increase in the next twelve months. The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense. At December 31, 2010 and December 31, 2009, the Company does not have any amounts accrued for interest and/or penalties.

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

Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for shares of the ESOP committed to be released, as prescribed in FASB – ASC 260-10 Earnings per share SFAS No. 128, Earnings Per Share.   Diluted earnings per share include common shares issuable upon exercise of employee stock options and stock awards (Note 10) as follows:

December 31, 2010	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$714,000	1,338,686	$0.53
Options and stock awards includable	-	44,600	(0.01)
Diluted EPS	$714,000	1,383,286	$0.52

December 31, 2009	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Net income	$787,000	1,376,069	$0.57
Options and stock awards includable	-	7,125	-
Diluted EPS	$787,000	1,383,194	$0.57

Reclassifications

Certain amounts in the consolidated financial statements for 2009 have been reclassified to conform to presentations used in the 2010 consolidated financial statements. Such reclassifications had no effect on the Company’s consolidated financial position or net income.

Note 2 - Pending Acquisition

On December 14, 2010, the Company and Norwood Financial Corp. (“Norwood Financial”), the parent company of Wayne Bank, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Norwood Financial. Concurrent with the merger, it is expected that the Bank will merge with and into Wayne Bank.

Under the terms of the Merger Agreement, each outstanding share of North Penn common stock will be converted into either the right to receive $19.12 in cash or 0.6829 shares of Norwood Financial common stock. In addition, the elections of the Company’s stockholders will be subject to the requirement that $12,194,000 of the merger consideration (which includes amounts paid in cancellation of existing stock options) be paid in cash and that the remainder be paid in Norwood Financial common stock. All of the Company’s stock options, whether or not vested, will be canceled at the effective time of the merger in exchange for a cash payment equal to the difference between $19.12 and the exercise price of the stock option.

The transaction is subject to termination by the Company if the price of Norwood Financial common stock both declines by 20% during a defined measurement period and underperforms the Nasdaq Bank Index by 20% during that same period, unless Norwood Financial increases the exchange ratio for the stock portion of the merger consideration as set forth in the merger agreement.

The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of North Penn.  The merger is currently expected to be completed in the second quarter of 2011.

Note 3 - Investment Securities

The amortized cost and fair value of investment securities at December 31 are as follows (in thousands):

	2010
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
U.S. Agency securities	$-	$-	$-	$-
Mortgage-backed securities	1,056	60	-	1,116
State & political subdivisions	7,559	65	66	7,558
Other bonds	4,495	238	-	4,733
Total debt securities	13,110	363	66	13,407
Equity securities	1,303	46	176	1,173
Total available-for-sale	$14,413	$409	$242	$14,580

	2009
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale
U.S. Agency securities	$1,500	$18	$-	$1,518
Mortgage-backed securities	2,662	89	-	2,751
State & political subdivisions	8,719	142	6	8,855
Other bonds	4,969	164	43	5,090
Total debt securities	17,850	413	49	18,214
Equity securities	1,591	15	422	1,184
Total available-for-sale	$19,441	$428	$471	$19,398

The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below (in thousands).  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	4,068	4,195
Due after five years through ten years	4,905	5,078
Due after ten years	4,137	4,134
Total debt securities	$13,110	$13,407

There were no aggregate investments with a single issuer (excluding the U.S. Government and its agencies) which exceeded ten percent of consolidated shareholders’ equity at December 31, 2010. The quality rating of the obligations of state and political subdivisions are generally investment grade, as rated by Moody’s or Standard and Poors. The typical exceptions may be local issues which may not be rated, but would be secured by the full faith and credit obligations of the communities that would issue these securities. The state and political subdivision investments are actively traded in a liquid market.
Proceeds from sales of available-for-sale securities totaled $319,000 and $76,000 during 2010 and 2009, respectively.

Securities available-for-sale with amortized costs and fair values of $13,110,000 and $13,407,000 at December 31, 2010 and $11,312,000 and $11,030,000, at December 31, 2009 were pledged as collateral on public deposits with the FHLBank of Pittsburgh.

The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at December 31, 2010 and 2009 are as follows (in thousands):

December 31, 2010	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Mortgage-backed securities	$-	-		$-	$-	-
State & political subdivisions	3,257	66	-	-	3,257	66
Other bonds	-	-	-	-	-	-
Equity securities	122	12	629	164	751	176
Total	$3,379	$78	$629	$164	$4,008	$242

December 31, 2009	Less than 12 months		12 months or more		Totals
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	-	-	-	-	-	-
State & political subdivisions	293	6	-	-	293	6
Other bonds			921	43	921	43
Equity securities	354	114	575	308	929	422
Total	$647	$120	$1,496	$351	$2,143	$471

The table at December 31, 2010 includes 11 securities that have losses for less than twelve months and 24 securities that have been in an unrealized loss position for twelve or more months.

Mortgage-Backed Securities   There were no unrealized losses on the Company’s investments in federal agency mortgage-backed securities at December 31, 2010.

State & Political Subdivisions   There were unrealized losses in seven state and municipal subdivision securitities for less than twelve months at December 31, 2010.

Other Bonds   There were no unrealized losses in other bonds for twelve months or more at December 31, 2010.

Equity Securities At December 31, 2010, there were unrealized losses in 4 equity securities for the less than twelve month category and unrealized losses in 24 equity securities for twelve months or more.

The Company invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Company) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Company’s carrying value at any measurement date. Management does not believe any of their 35 securities in an unrealized position as of December 31, 2010 represents an other-than-temporary impairment. The Company has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB 320 (SFAS No. 115) model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The Company’s investment in equity securities consists entirely of bank stocks.  The unrealized losses are from bank stocks.  The Company also reviews investment debt securities on an ongoing basis for the presence of other than temporary impairment (“OTTI”).  An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the other-than-temporary impairment loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.  After our review, we concluded that two securities were impaired. OTTI losses of $23,000 on these securities were recognized during 2010 as compared with $38,000 for 2009.  In accordance, with FASB ASC 320, the impairment was deemed credit related and run entirely through the statement of income.

Note 4 - Loans Receivable

Loans receivable consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009
Real estate mortgages
Construction and land development	$338	$327
Residential, 1 – 4 family	42,785	47,428
Residential, multi-family	857	908
Commercial	72,448	60,269
Total real estate mortgages	116,428	108,932
Commercial	3,149	3,368
Consumer	2,185	3,719
Total loans	121,762	116,019
Add: deferred loan costs & fees, net	49	11
Less: allowance for loan losses	(1,531)	(1,484)
Total loans, net	$120,280	$114,546

The Bank is subject to a loans-to-one-borrower limitation of 15% of capital funds.  At December 31, 2010, the loans-to-one-borrower limitation was $2,935,800.  At December 31, 2010, there were no loans outstanding or committed to any one borrower that individually or in the aggregate exceeds that limit.

The Bank lends primarily to customers in its local market area.  Most loans are mortgage loans, which include loans secured by commercial and residential real estate and construction loans.  Accordingly, lending activities could be affected by changes in the general economy, the regional economy, or real estate values.  Mortgage loans represent 95.6% of total gross loans at December 31, 2010 and 93.9% of total gross loans at December 31, 2009.

From time to time, the Company may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At both December 31, 2010 an 2009, there were no loans classified as troubled debt restructurings.

The following table presents the classes of loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within our internal risk rating system as of December 31,

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial Real Estate Loans	$66,648	$2,236	$4,421	$-	$-	$73,305
Commercial Loans	3,149	-	-	-	-	3,149
Total	$69,797	$2,236	$4,421	$-	$-	$76,454

		Special
December 31, 2009	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial Real Estate Loans	$54,620	$3,427	$3,130	$-	$-	$61,177
Commercial Loans	3,340	-	-	28	-	3,368
Total	$57,960	$3,427	$3,130	$28	$-	$64,545

For the residential real estate loans, construction loans and consumer loans, the company evaluates credit quality based on the performance of the individual loans.  The following table presents the recorded investment in the loan classes as of December 31,

December 31, 2010	Performing	Nonperforming	Total

Residential real estate loans	$41,832	$953	$42,785
Construction loans	338	-	338
Consumer loans	2,167	18	2,185
Total	$44,337	$971	$45,308

December 31, 2009	Performing	Nonperforming	Total

Residential real estate loans	$46,660	$768	$47,428
Construction loans	327	-	327
Consumer loans	3,715	4	3,719
Total	$50,702	$772	$51,474

The tables below present the recorded investment of loans and leases with delinquency aging and nonaccrual status as of December 31.

				Greater than 90 Days
				Past		Total Past
		31-60 Days	61-90 Days	Due and still	Non-	Due and Non-	Total
December 31, 2010	Current	Past Due	Past Due	accruing	Accrual	Accrual	Loans
Real Estate Loans:
Residential	$40,519	$493	$820	$-	$953	$2,266	$42,785
Construction	338	-	-	-	-	-	338
Commercial	72,689	296	27	-	293	616	73,305

Commercial Loans	3,149	-	-	-	-	-	3,149
Consumer Loans	2,010	86	71	-	18	175	2,185
Total	$118,705	$875	$918	$-	$1,264	$3,057	$121,762

				Greater than 90 Days
				Past		Total Past
		31-60 Days	61-90 Days	Due and still	Non-	Due and Non-	Total
December 31, 2009	Current	Past Due	Past Due	accruing	Accrual	Accrual	Loans
Real Estate Loans:
Residential	$44,851	$1,680	$129	$-	$768	$2,577	$47,428
Construction	327	-	-	-	-	-	327
Commercial	59,622	561	34	-	960	1,555	61,177

Commercial Loans	3,326	-	-	-	42	42	3,368
Consumer Loans	3,517	190	8	-	4	202	3,719
Total	$111,643	$2,431	$171	$-	$1,774	$4,376	$116,019

Note 5 — Reserve for Loan Losses

The following table sets forth the year-end balances of and changes in the allowance for loan losses, as well as certain related ratios, as of December 31 for the year indicated:

(Dollars in thousands)	2010	2009	2008
Balance at beginning of period	$1,484	$1,170	$1,171
Charge-offs:
Commercial	203	146	-
Real estate mortgages	169	-	3
Consumer	2	25	47
TOTAL	374	171	50
Recoveries:
Commercial	-	-	-
Real estate mortgages	36	-	-
Consumer	1	10	18
TOTAL	37	10	18
Net charge-offs	337	161	32
Provision charged to operations	384	475	31
Balance at end of period	$1,531	$1,484	$1,170

Average loans outstanding, December 31	120,448	$109,740	$101,543
Loan reserve ratios:
Net loan charge-offs to average loans	0.28%	0.15%	0.03%
Allowance as a percentage of total loans	1.26%	1.28%	1.09%

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also, presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the periods the loans were impaired.

		Real Estate Loans
December 31, 2010				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total
Total Loans	$42,785	$73,305	$338	$3,149	$2,185	$121,762

Individually evaluated for impairment	1,012	6,860	-	-	12	7,884
Collectively evaluated for impairment	$41,773	$66,445	$338	$3,149	$2,173	$113,878

		Real Estate Loans
December 31, 2009				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total

Total Loans	$47,428	$61,177	$327	$3,368	$3,719	$116,019

Individually evaluated for impairment	664	5,875	-	28	19	6,586
Collectively evaluated for impairment	$46,764	$55,302	$327	$3,340	$3,700	$109,433

The following table sets forth the breakdown of the allowance for loan losses by loan category as of December 31 for the year indicated:

	2010		2009		2008
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Construction and land development	$-	0.3%	$-	0.3%	$-	0.5%
Residential, 1-4 family	330	35.2%	476	40.9%	313	41.9%
Residential, multi-family	-	0.7%	-	0.8%	-	1.1%
Commercial real estate	1,002	59.4%	952	51.9%	651	49.9%
Commercial	55	1.7%	-	2.9%	-	1.7%
Consumer	34	4.9%	45	3.2%	92	4.9%
Unallocated	110	0.0%	11	0.0%	114	0.0%
Total	$1,531	100.0%	$1,484	100.0%	$1,170	100.0%

Nonaccrual loans represent loans, which are ninety days or more in arrears or in the process of foreclosure. At December 31, 2010 and 2009, non-accrual loans, substantially all of which are collateralized, were $1.3 million and $1.8 million respectively.  Interest income for the years ending December 31, 2010 and 2009 would have increased by approximately $111,000 and $45,000 respectively, if these loans had earned interest at their full contract rate.  The allowance for loan losses allocated to impaired loans was $253,000 and $345,000 at December 31, 2010 and 2009, respectively

The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated.  The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	At December 31,
(Dollars in thousands)	2010	2009	% Change
Nonaccrual loans	$1,264	$1,774	(28.7)%
Other real estate owned	929	88	955.7%

Total nonperforming assets	$2,193	$1,862	17.8%
Total nonperforming loans to total loans	1.80%	1.60%	12.5%
Total nonperforming loans to total assets	0.77%	1.13%	(31.9)%
Total nonperforming assets to total assets	1.34%	1.19%	12.6%

The table below presents impaired loans and the corresponding reserve for impaired loans at December 31,

		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized

With no specific allowance recorded:
Real Estate Loans:
Residential	$160	$160	$-	$427	$2
Construction	-	-	-	-	-
Commercial	6,080	6,080	-	5,503	98
Commercial Loans	-	-	-	-	-
Consumer Loans	12	12	-	45	-
Total	6,252	6,252	-	5,975	100

With an allowance recorded:
Real Estate Loans:
Residential	852	852	123	647	6
Construction	-	-	-	-	-
Commercial	780	780	130	1,055	8
Commercial Loans	-	-	-	8	-
Consumer Loans	-	-	-	12	-
Total	1,632	1,632	253	1,722	14

Total:
Real Estate Loans:
Residential	1,012	1,012	123	1,074	8
Construction	-	-	-	-	-
Commercial	6,860	6,860	130	6,558	106
Commercial Loans	-	-	-	8	-
Consumer Loans	12	12	-	57	-
Total Impaired Loans	$7,884	$7,884	$253	$7,697	$114

		Unpaid		Average	Interest
	Recorded	Principal	Associated	Recorded	Income
December 31, 2009	Investment	Balance	Allowance	Investment	Recognized

With no specific allowance recorded:
Real Estate Loans:
Residential	$206	$206	$-	$340	$2
Construction	-	-	-	-	-
Commercial	5,137	5,137	-	2,132	79

Commercial Loans	-	-	-	18	-
Consumer Loans	-	-	-	19	-
Total	5,343	5,343	-	2,509	81

With an allowance recorded:
Real Estate Loans:
Residential	458	458	85	452	4
Construction	-	-	-	-	-
Commercial	738	738	227	395	14

Commercial Loans	28	28	28	41	-
Consumer Loans	19	19	5	64	-
Total	1,243	1,243	345	952	18

Total:
Real Estate Loans:
Residential	664	664	85	792	6
Construction	-	-
Commercial	5,875	5,875	227	2,527	93

Commercial Loans	28	28	28	59	-
Consumer Loans	19	19	5	83	-
Total Impaired Loans	$6,586	$6,586	$345	$3,461	$99

Note 6 – Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balance of mortgage loans serviced for others was $6,160,000 at December 31, 2010 and $4,176,000 at December 31, 2009.

Note 7 - Premises and Equipment, Net

Premises and equipment at December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Land and improvements	$1,273	$1,273
Building and improvements	5,399	5,399
Furniture and equipment	1,965	1,928
	8,637	8,600
Less: Accumulated depreciation and amortization	4,826	4,635
Premises and equipment, net	$3,811	$3,965

Depreciation expense was $191,000 and $232,000 for the years ended December 31, 2010 and 2009, respectively.

Note 8 - Deposits

Deposits consist of the following major classifications at December 31, 2010 and 2009 (dollars in thousands):

	2010		2009
	Amount	% of total deposits	Amount	% of total deposits
Non-interest checking	$6,832	4.9%	$8,785	7.1%
Interest checking	12,204	9.0	7,916	6.4
Money market	14,010	10.3	7,598	6.1
Savings	47,659	35.0	33,837	27.2
Time deposits	55,606	40.8	65,919	53.2
Total	$136,311	100%	$124,055	100%

Time deposit accounts of $100,000 and over totaled approximately $18,323,000 at December 31, 2010. Time deposit accounts of $100,000 and over totaled approximately $16,844,000 at December 31, 2009.

At December 31, 2010 and 2009, scheduled maturities of time deposits were as follows:

Maturing in:	2010	2009
One Year	$24,273	$53,529
Two Years	14,331	6,624
Three Years	5,376	2,323
Four Years	2,945	841
Five Years	8,681	2,602
Thereafter	-	-
Total	$55,606	$65,919

Interest expense on deposits consisted of the following for the years ended December 31, 2010 and 2009:

	2010	2009
Interest checking	$113	$129
Money market	138	102
Savings	466	449
Time deposits	1,263	1,815
	$1,980	$2,495

Note 9 – Other Borrowings

Short-Term Borrowings

The Company has a line of credit with the FHLB for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.

At both December 31, 2010 and 2009, the Company had no overnight funds.  During 2009, the Company’s maximum overnight borrowing outstanding at any month-end during the year was $3,985,000. The average amount outstanding for the year ended December 31, 2010 amounted to $909,000 and the average interest rate was 1.08%.

Term Borrowings

The Company has one term loan from the FHLB in the principal amount of $7 million that matures in July 2015. The interest rate is fixed at 4.3% however, the FHLB has the option to convert it to an adjustable rate if the related index reaches the strike rate of 8.00% (0.11% as of December 31, 2010).  Interest is due quarterly and the principal is due at maturity. The borrowing is secured by the Company’s mortgage loans.

During 2010, the Company paid off a $5 million term loan at a fixed rate of 6.19%, which matured July of 2010.

The Company’s collateralized maximum borrowing capacity with FHLBank of Pittsburgh was $68,843,200 as of December 31, 2010.

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

 For the plan years ending June 30, 2010 and 2009, the required contributions due were $20,000 and $48,000 respectively.  The required contribution for Plan year ending June 30, 2011 is $41,000.

401(k) Plan

The Bank also sponsors a 401(k) Plan (the Plan).  The Plan covers all employees who meet age and service requirements.  Participants in the Plan are permitted to make contributions up to 20% of their compensation.   In March, 2009, the Board of Directors approved an increase in matching employees’ contributions within the Bank’s existing 401k plan from 50% of the first 6% to 100% of the first 6% as of April 1, 2009.  Employer contributions to the Plan amounted to $61,000 and $45,000 for the years ended December 31, 2010 and 2009, respectively.

Employee Stock Ownership Plan

In connection with its initial public offering, the Company adopted an employee stock ownership plan for eligible employees of North Penn Bank effective June 1, 2005. Eligible employees who are 21 years old and employed by the Bank as of the effective date of the offering begin participating in the plan as of that date. Thereafter, new employees of the Bank who are 21 years old and have been credited with at least one year of service with North Penn Bank are eligible to participate in the employee stock ownership plan as of the first entry date following their completion of the plan’s eligibility requirements.  The ESOP used $545,000 in proceeds from a term loan obtained from the Company to purchase 58,106 shares of the Company’s common stock.  The term loan principal is payable in fifteen equal annual installments.  Interest is at prime plus .5% and payable quarterly.  Each year, the Bank intends to make discretionary contributions to the ESOP which will be equal to the required principal and interest payments on the term loan.  The loan is further paid down by the amount of dividends paid, if any, on the common stock owned by the ESOP.

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

The ESOP is accounted for in accordance with FASB ASC 718-40 Compensation – Stock Compensation –Employee Stock Purchase Plans and SOP 93-6, Employers’ Accounting for Employee Stock Ownership Plans.  The shares pledged as collateral are deducted from stockholders’ equity as unearned ESOP shares in the accompanying consolidated balance sheets.  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations.

For the year ended December 31, 2010, compensation expense amounted to $96,000.  At December 31, 2010, total ESOP shares amounted to 123,571, with 38,100 shares allocated and 85,471 shares unearned.  The fair value of unearned shares amounted to $1,496,000 at December 31, 2010.

For the year ended December 31, 2009, compensation expense amounted to $82,000.  At December 31, 2009, total ESOP shares amounted to 125,830, with 32,962 shares allocated and 92,868 shares unearned.  The fair value of unearned shares amounted to $859,000 at December 31, 2009.

Supplemental Executive Retirement Plan

Effective July 1, 2004, the Company established an unfunded supplemental executive retirement plan to provide certain officers with additional benefits upon termination or retirement. The Company expensed $60,000 and $56,000 for the years ended December 31, 2010 and 2009, respectively, in the accompanying consolidated financial statements.

Note 11- Omnibus Stock Option Plan

Stock Awards. In May of 2006, the Company’s stockholders approved the 2006 Omnibus Stock Option Plan, under which the Company reserved 101,685 shares of common stock for future issuance. The Plan provides for grants of stock options and restricted stock awards. Only present and future employees and directors are eligible to receive incentive awards under the 2006 Omnibus Plan.  The Company believes that such awards better align the interests of its employees with its stockholders.

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

Stock Grants. Restricted stock grants totaling 5,323 shares were awarded on September 26, 2006 having a fair value of $54,000. The grants vest over five years. The market value as of the grant date of the restricted stock grants is charged to expense as the grants vest. During 2010, 874 shares vested at fair value of $8,900.

Restricted stock grants totaling 21,229 shares were awarded on May 28, 2008 having a fair value of $175,000. The grants vest over five years. During 2010, 4,075 shares vested at a fair value of $34,000.

On May 9th, 2009, restricted stock grants totaling 500 shares were awarded having a fair value of $4,300.  All of these restricted stock grants were forfeited.

Restricted stock grants totaling 17,611 shares were awarded on November 4, 2009, having a fair value of $158,000.  The grants vest over five years.  During 2010, 3,472 shares vested at a fair value of $31,000.

Restricted stock grants totaling 750 shares were awarded on May 4, 2010, having a fair value of $7,100.  The grants vest over five years.

On August 24, 2010, restricted stock grants totaling 19,774 shares were awarded having a fair value of $189,000.  The grants vest over five years.

Compensation expense for all stock grants was $88,000 in 2010.

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

The fair value of each option grant was estimated to be $3.86 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.20%
Volatility (%)	3.76%
Risk-free Interest Rate (%)	4.76%
Expected Life	10 years

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

The fair value of each option grant was estimated to be $3.64 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.20%
Volatility (%)	19.00%
Risk-free Interest Rate (%)	4.01%
Expected Life	10 years

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

The fair value of each option grant was estimated to be $3.18 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.20%
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	10 years

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

The fair value of each option grant was estimated to be $3.18 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.20%
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	10 years

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

The fair value of each option grant was estimated to be $2.79 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.20%
Volatility (%)	29.24%
Risk-free Interest Rate (%)	1.89%
Expected Life	6.25 years

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

The fair value of each option grant was estimated to be $2.74 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)	1.68%
Volatility (%)	28.84%
Risk-free Interest Rate (%)	1.73%
Expected Life	6.5 years

 Exercise prices of options outstanding at December 31, 2010 ranged from $8.25 to $10.22.  The outstanding options at December 31, 2009 have an intrinsic value, which is the amount of the underlying stock exceeds the exercise price, of $55,000

During the year ended December 31, 2009, the Company recorded options expense of $81,000 included in “Salaries and employee benefits” on the accompanying consolidated financial statements. As of December 31, 2010, there was approximately $678,000 of total unrecognized compensation cost related to unvested options and grants. That cost is expected to be recognized over a period of 4.7 years. The Company plans on obtaining shares to be issued upon exercise of stock options through authorized common stock.

	Number of Shares	Weighted -Average Exercise Price	Weighted –Average Remaining Contractual Term
Outstanding, January 1, 2010	104,251	$9.15	-
Granted	52,995	$9.55	-
Exercised	-	-	-
Forfeited or expired	-	-	-
Outstanding, December 31, 2010	157,246	$9.29	8.5
Exercisable, December 31, 2010	44,226	$9.45	7.1

	Stock Options		Restricted Stock
Nonvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested, January 1, 2010	80,876	$3.40	35,404	$8.81
Granted	52,995	$2.46	20,524	$9.55
Vested	(20,851)	$3.26	(8,421)	$8.90
Forfeited	-		-	-
Nonvested, December 31, 2010	113,020	$2.81	47,507	$9.10

Note 12 - Income Taxes

The Company and its subsidiary file a consolidated Federal income tax return.  North Penn Bancorp, Inc. and Norpenco, Inc. each file a Pennsylvania corporate tax report and North Penn Bank files a Pennsylvania Mutual Thrift Earnings Report.

Retained earnings at December 31, 2010 and 2009, included approximately $1.2 million representing accumulated bad debt reserves in excess of actual experience, for which no provision for Federal income taxes has been made, in accordance with FASB ASC 740-10-25 Income Taxes – Recognition and Accounting Principles Board Statement No. 23, Accounting for Income Taxes – Special Areas.  These amounts represent an allocation of income to bad debt deductions for tax purposes only.  If anything other than tax bad debt losses are charged to this accumulated bad debt reserve, taxable income would be created at the then-current corporate tax rates.  The unrecorded deferred income tax liability related to this at 34% was $418,000 at December 31, 2010 and 2009. The Company’s liquidity and capital position causes management to believe that these tax restrictions will not be violated.

Total income tax expense (benefit) for the years ended December 31, 2010 and 2009, is as follows (in thousands):

	2010	2009
Federal:
Currently payable	$221	$234
Deferred tax benefit	(85)	(240)
Total Federal taxes	136	(6)

State:
Currently payable	83	96
Deferred tax expense	(5)	(5)
Total State taxes	78	91
Total income tax expense	$214	$85

A reconciliation of income taxes at statutory rates (34% for both years) to the actual income tax provision reported in the Consolidated Statements of Income is as follows (in thousands):

	2010	2009
Tax expense at statutory rate on pretax income	$316	$296
Tax effect bank owned life insurance income	(49)	(51)
Tax effect state income taxes	78	91
Tax effect tax exempt interest income	(113)	(111)
Tax effect of deferred compensation asset	-	(90)
Tax effect merger related expense	56	-
Tax effect of other items, net	(74)	(50)
Applicable income tax expense	$214	$85
Effective tax rate	23%	10%

Significant deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (dollars in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$496	$480
Contribution carryover	-	94
Deferred compensation	122	90
AMT credits	37	79
Unrealized security losses	14	41
Other	73	66
	742	850
Less valuation allowance	(37)	(145)
Total	$705	$705

In 2009, the Company had provided valuation allowances of $66,000 on contribution carryforwards and $79000, on AMT credit carryforwards to reduce the total amount that management believes will ultimately be realized.  In 2010, the contribution carryforwards expired and AMT credit of $42,000 was utilized resulting in a carryforward of $37,000  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income.

Note 13 – Accumulated Other Comprehensive Income

Accumulated other comprehensive income of $121,000 and $458,000 for years ended December 31, 2010 and 2009, respectively, consisted entirely of unrealized gains and losses on available-for-sale securities, net of tax.

A reconciliation of other comprehensive income(loss) for the years ended December 31, 2010 and 2009, are as follows (dollars in thousands):

	2010
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the year	$155	$65	$90
Less: Reclassification adjustment for net losses realized in income	(54)	24	31
Net unrealized gains	$210	$(89)	$121

	2009
	Before-Tax Amount	Tax Benefit (Expense)	Net-of-Tax Amount
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the year	$625	$(187)	$438
Less: Reclassification adjustment for net Gains realized in income	(30)	(10)	(20)
Net unrealized gains	$655	$(197)	$458

Note 14 - Guarantees

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

Note 15 - Commitments and Contingencies

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

Commitments issued to potential borrowers of the Bank at December 31, 2010 and 2009 were as follows (dollars in thousands):

	2010	2009
Fixed-rate commitments	$223	$30
Variable/adjustable-rate commitments	6,424	1,674
Total	$6,647	$1,704

Interest rates range from 4.875% to 5.250% for fixed rate commitments at December 31, 201009.

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

 The future minimum rental commitments under this lease at December 31, 2010 are as follows:

2011	49
Total	$49

Note 16 - Fair Value Disclosures

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of December 31, 2010 by level within the fair value hierarchy. As required by FASB ASC 820 Fair value Measures and Disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis (in thousands):

	December 31, 2010
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,172	$13,408	$	$14,580

	December 31, 2009
	Level I	Level II	Level III	Total
Assets:
Securities available-for-sale	$1,187	$18,211	$-	$19,398

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008 was as follows (in thousands):

	2010		2009
	Carrying Amount	Estimated Fair value	Carrying Amount	Estimated Fair value
Financial assets:
Cash and cash equivalents	$18,195	18,195	$11,912	11,912
Investments available for sale	14,580	14,580	19,398	19,398
Restricted equity securities	1,087	1,087	1,143	1,143
Loans (gross)	121,916	122,594	116,030	114,483
Accrued interest receivable	580	580	665	665
Total financial assets	$156,358	157,036	$149,148	147,601
Financial liabilities:
Deposits	$136,311	134,148	$124,055	122,608
Other borrowings	7,147	7,638	12,000	12,378
Accrued interest payable	226	226	1,002	1,002
Total financial liabilities	$143,684	142,012	$137,057	135,988
Off-balance sheet liabilities:
Commitments to extend credit	$5,251	5,251	$5,251	5,251

Note 17 - Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009
Beginning balance	$1,067	$1,327
Additions	-	-
Collections	(90)	(260)
Ending balance	$977	$1,067

Note 18 - Litigation

At December 31, 2010, the Company was neither engaged in any existing nor aware of any pending legal proceedings.  From time to time, the Company is a party to legal proceedings within the normal course of business wherein it enforces its security interest in loans made by it, and other maters of a similar nature.

Note 19 - Dividend Policy

Company

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2010, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2010 and 2009 are presented in the following table (dollars in thousands):

At December 31, 2010:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,982	14.75%	>$10,298	>8.0%	>$12,873	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$17,450	13.56%	>$ 5,149	>4.0%	>$ 7,724	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$17,450	10.68%	>$ 5,370	>4.0%	>$ 6,713	>5.0%
Risk-Weighted Assets:	$128,725
Average Assets:	$163,322
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2010		$17,704
Plus: Unrealized Gain/Loss on Investments		(249)
Less: Disallowed Servicing Rights		(5)
Total Tier Capital December 31, 2010		$17,450
Plus: Allowance for loan losses		1,532
Total Risk-based Capital December 31, 2010		$18,982

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2009:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,151	15.07%	>$9,634	>8.0%	>$12,042	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$16,667	13.84%	>$ 4,817	>4.0%	>$ 7,225	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$16,667	11.35%	>$ 5,874	>4.0%	>$ 7,343	>5.0%
Risk-Weighted Assets:	$120,425
Average Assets:	$146,866
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2009		$16,670
Plus: Unrealized Gain/Loss on Investments		(2)
Less: Disallowed Servicing Rights		(1)
Total Tier Capital December 31, 2009		$16,667
Plus: Allowance for loan losses		1,484
Total Risk-based Capital December 31, 2009		$18,151

Note 21 - Parent Company Financial Information

Condensed financial information of North Penn Bancorp, Inc. (parent company only) was as follows:

BALANCE SHEETS
(Amounts in thousands)

	December 31,
Assets	2010	2009
Cash	$170	$848
Investment in subsidiary	17,588	16,671
Bank premises, net	1,101	1,155
Deferred income taxes	-	27
Due from subsidiary bank	731	684
Other assets	140	69
Total assets	$19,730	$19,454

Liabilities and Stockholders’ Equity
Accrued income taxes and other liabilities	$158	$184
Total liabilities	158	184
Preferred Stock	-	-
Common stock	158	158
Additional paid-in-capital	13,698	13,580
Retained earnings	8,995	8,541
Unearned ESOP shares	(836)	(907)
Accumulated other comprehensive loss	119	(2)
Treasury stock- at cost	(2,562)	(2,100)
Total stockholders’ equity	19,572	19,270
Total Liabilities and Stockholders’ Equity	$19,730	$19,454

STATEMENTS OF INCOME
(Amounts in thousands)

	2010	2009
Income
Interest income	$60	$66
Other income	56	61
Total income	116	127
Expenses
Occupancy and equipment expense-depreciation	54	61
Other expenses	283	106
Total expenses	337	167
Loss before income tax benefit and equity in
undistributed earnings of subsidiary	(221)	(40)
Income tax benefit	(18)	-
Loss before equity in undistributed earnings
of subsidiary	(203)	(40)
Equity in undistributed earnings of subsidiary	917	827
Net income	$714	$787

STATEMENTS OF CASH FLOWS
(Amounts in thousands)

Operating activities:	2010	2009
Net income	$714	$787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	54	61
Deferred income tax provision	27	38
Undistributed income of subsidiary	(917)	(827)
Changes in other assets	50	(61)
Changes in due from bank-operating	196	(221)
Changes in other liabilities	(79)	34
Net cash provided by (used in) operating activities	45	(189)

Investing activities:	-	-

Financing activities:
Cash dividends paid	(207)	(151)
Purchase of treasury stock	(516)	(1,446)
Net cash used in financing activities	(723)	(1,393)

Net decrease in cash and cash equivalents	(678)	(1,635)

Cash and cash equivalents January 1	848	2,483
Cash and cash equivalents December 31	$170	$848

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 13, 2009, McGrail Merkel Quinn and Associates resigned as North Penn Bancorp, Inc’s (the “Company”) independent registered public accounting firm. McGrail Merkel Quinn & Associates’ report on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2008 and 2007, as well as the interim period preceding the resignation of McGrail Merkel Quinn & Associates, there were no disagreements or reportable events of the kind described in Item 304 (a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”) between the Company and McGrail Merkel Quinn & Associates on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McGrail Merkel Quinn & Associates would cause McGrail Merkel Quinn and Associates to make a reference to the subject matter of the disagreement or reportable event in connection with the issuance of its audit reports.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The Company’s Board of Directors consists of seven members.  The Board is divided into three classes, as nearly equal in number as possible.  Information regarding the members of the Board of Directors is provided below.  Unless otherwise stated, each individual has held his or her current occupation for the last five years.  The age indicated for each individual is as of March 31, 2011.  The indicated period of service as a director includes the period of service as a director of North Penn Bank.

Directors with Terms Ending in 2013

Gordon S. Florey is a retired real estate appraiser and President of Ariel Landowners.  His knowledge of real estate, particularly in West Scranton, has been a valuable asset to the Board.  He is active in a number of civic and charitable organizations in Lackawanna County and has been a Director since 1979.  Age 85.

Virginia D. McGregor is active in developing business in our market.  She sits on the Board of Directors of McGregor Industries, Inc., a family-owned business, and is Vice-Chairman of the Board of Community Medical Center.  Ms. McGregor has extensive knowledge of the local business environment and is involved in a number of community organizations.  Director since 2007.  Age 48.

James W. Reid, Esq. is an attorney and partner in Oliver Price & Rhodes, a large law firm in Lackawanna County.  Mr. Reid provides expertise in commercial and residential real estate transactions and has been a valuable legal resource to the Board.  He is involved in a number of civic and charitable organizations within the Bank’s market area.  Director since 2001.  Age 59.

Directors with Terms Ending in 2012

Herbert C. Kneller is a Project Engineer for Hanson Aggregates Pennsylvania, Inc., where he has been involved in local investment, including commercial and government projects in Northeastern Pennsylvania.  His familiarity with the demographics and communities in Monroe County has been a valuable asset to the Board.  Director since 1975.  Age 66.

Frank H. Mechler is a retired President of North Penn Bank and is currently the Corporate Secretary of North Penn Bancorp and North Penn Bank.  Mr. Mechler is valued by the Board for his executive management experience and knowledge of financial industry issues.  Director since 1979.  Age 91.

Directors with Terms Ending in 2011

Frederick L. Hickman is the President and Chief Executive Officer of North Penn Bancorp and North Penn Bank.  His experience in the local banking industry affords the Board valuable insight regarding the business and operation of the Bank.  Mr. Hickman’s knowledge of the Company’s and the Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.  Director since 2000. Age 55.

Kevin M. Lamont is the Chairman of the Board of North Penn Bancorp and North Penn Bank.  He is also President of Millennium Health Services, Inc. and President of Lamont Development Company, Inc.  Mr. Lamont developed, owned and operated two major assisted living communities in Northeast Pennsylvania.  Mr. Lamont has been a licensed Nursing Home Administrator in Pennsylvania since 1980 and has extensive experience in all aspects of business management and finance.  Director since 2004.  Age 52.

Executive Officers Who are Not Also Directors

Information about the executive officers of the Company is included in Item 1 of this report and is incorporated herein by reference.

Audit Committee

The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The directors serving on the Audit Committee are Kevin M. Lamont, Herbert C. Kneller, and Frank H. Mechler.  The Board of Directors has determined that the Audit Committee does not have a member who is an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.  While the Board recognizes that no individual Board member meets the qualifications required of an “audit committee financial expert,” the Board believes that appointment of a new director to the Board of Directors and to the Audit Committee at this time is not necessary as the level of financial knowledge and experience of the current members of the Audit Committee, including the ability to read and understand fundamental financial statements, is cumulatively sufficient to discharge adequately the Audit Committee’s responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on the Company’s review of the copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in the Company’s common stock during the year ended December 31, 2010, except that Thomas J. Dziak filed one late Form 4 in which one transaction was not reported on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank.  A copy of the Code of Ethics is posted on the Company’s Web site at www.northpennbank.com.  The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its Web site.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information concerning total compensation earned or paid to the Chief Executive Officer and the two other most highly compensated executive officers of the Company who served in such capacities at December 31, 20.  These three officers are referred to as the named executive officers in this report:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Fees Earned or Paid In Cash(3)	All Other Compen-sation ($)	Total ($)
Frederick L. Hickman	2010	$187,460	$35,000	$69,467	$40,413	$21,010	$39,785	$393,135
President and CEO	2009	$182,000	$34,000	$73,656	$58,858	$18,200	$39,280	$405,994

Thomas J. Dziak	2010	$96,243	$-	$-	$-	$-	$20,117	$116,360
Exec. Vice President	2009	$95,290	$4,000	$-	$-	$-	$19,571	$118,861

Thomas A. Byrne	2010	$98,550	$20,000	$11,938	$12,250	$-	$17,244	$159,982
Sr. Vice President	2009	$95,680	$20,000	$13,500	$10,532	$-	$15,169	$154,881

(1)
Reflects the aggregate grant date fair value for restricted stock awards granted during the year computed in accordance with ASC Topic 718. Assumptions used in the calculations of these amounts are included in Note 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2010.  When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon

(2)
Reflects the aggregate grant date fair value for stock options granted during the year computed in accordance with ASC Topic 718. Assumptions used in the calculations of these amounts are included in Note 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2010.

(3)	Reflects the fees paid for Board of Director service.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercis-able		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Frederick L. Hickman	9,608	(2)	2,402	(2)	$10.21	9/26/2016	329	(2)	$5,758
	600	(3)	400	(3)	$9.95	10/23/2017
	6,000	(4)	9,000	(4)	$8.25	5/28/2018	5,589	(4)	$97,808
	4,219	(5)	16,876	(5)	$9.00	11/04/2019	6,548	(5)	$114,590
			16,495	(6)	$9.55	8/24/2020	7,274	(6)	$127,295

Thomas J. Dziak	6,116	(2)	1,529	(2)	$10.21	9/26/2016	273	(2)	$4,778
	33	(3)	22	(3)	$9.95	10/23/2017
	2,400	(4)	3,600	(4)	$8.25	5/28/2018	2,235	(4)	$39,113

Thomas A. Byrne	4,368	(2)	1,092	(2)	$10.21	9/26/2016	273	(2)	$4,778
	162	(3)	108	(3)	$9.95	10/23/2017
	1,600	(4)	2,400	(4)	$8.25	5/28/2018	1,491	(4)	$23,888
	755	(5)	3,020	(5)	$9.00	11/04/2019	1,200	(5)	$21,000
			5,000	(6)	$9.55	8/24/2020	1,250	(6)	$21,875

(1)	Based upon the Company’s closing stock price of $17.50 on December 31, 2010.

(2)	These grants vest at the rate of 20% per year beginning on September 26, 2007.

(3)	These stock options vest at the rate of 20% per year beginning on October 23, 2008.

(4)	These grants vest at the rate of 20% per year beginning on May 28, 2009.

(5)	These stock options vest at the rate of 20% per year beginning on November 4, 2010.

(6)	These grants vest at the rate of 20% per year beginning on August 24, 2011.

Potential Payments Upon Termination or Change in Control

Employment Agreements. The Company and the Bank entered into amended and restated employment agreements with Frederick L. Hickman on May 28, 2008 and with Thomas J. Dziak and Thomas A. Byrne on January 4, 2008.  The employment agreements with Messrs. Hickman and Dziak provide for three-year terms, while Mr. Byrne entered an agreement for a two-year term.  The Board of Directors annually reviews the employment agreements and may renew the terms of the agreements for an additional year and adjust the executives’ base salaries based upon the results of its review.  In addition to base salaries, the employment agreements provide for bonus payments, benefit plan participation, perquisites and business expense reimbursement.

The employment agreements enable the Company and the Bank to terminate the executives’ employment for cause, as defined in the employment agreements, at any time.  If any named executive officer is terminated for cause, he will receive his base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or agreement under which those benefits are provided.

If the Company or the Bank terminates the executive’s employment for reasons other than for cause, or if the executive resigns from the Company or the Bank under specified circumstances that constitute constructive termination, the executive or, if he dies, his beneficiary, receives an amount equal to his base salary for the remaining term of the agreement, plus his average bonus paid over the term of the employment agreement and the contributions that would have been made on his behalf to any employee benefit plans of the Company and the Bank during the remaining term of the employment agreement.  The Bank also provides continued life, medical and dental coverage for the remaining term of the employment agreements.

The employment agreements for the named executive officers provide that if they become disabled and their employment is terminated, they will be entitled to disability pay equal to 100% of their bi-weekly base salary in effect at the date of termination.  They would continue to receive disability payments until the earlier of:  (1) the date they return to full employment with us, (2) their death, (3) attainment of age 65, or (4) the date their employment agreements would have terminated had their employment not terminated because of disability.  All disability payments would be reduced by the amount of any disability benefits payable under our disability plans.  In addition, each named executive officer would be continue to be covered to the greatest extent possible under all benefit plans in which they participated before their disability as if they were actively employed by us.

Under their employment agreements, the executives’ estates are entitled to receive the compensation due to them through the end of the month in which their death occurs.

The employment agreements provide that an executive is entitled to change in control compensation if a change in control has occurred and the executive’s employment is terminated within two years following the change in control due to (i) the executive’s dismissal or (ii) the executive’s voluntary resignation following any material demotion; loss of title, office or significant authority or responsibility; material reduction in annual compensation or benefits; or relocation of his principal place of employment by more than 25 miles from its location immediately prior to the change in control.  The executive would not be entitled to change in control compensation if his termination is because of his death, disability, retirement or for cause.

Under the employment agreements, if an executive’s employment is terminated following a change in control under the terms described above, the executive will be entitled to receive a cash payment equal to 2.99 times (in the case of Mr. Hickman and Mr. Dziak) or two times (in the case of Mr. Byrne) the executive’s average annual taxable compensation for the five most recent taxable years that the executive has been employed by North Penn. In addition, North Penn would also be obligated to continue and/or pay for the former executive’s life, medical and dental coverage for three years (in the case of Mr. Hickman and Mr. Dziak) or two years (in the case of Mr. Byrne).

Mr. Hickman is also entitled to receive an additional tax indemnification payment (a “gross-up” payment) if payments under his employment agreement or any other payments trigger liability under Sections 280G and 4999 of the Internal Revenue Code for an excise tax on “excess parachute payments.” Under applicable law, the excise tax is triggered by change in control-related payments that equal or exceed three times the executive’s average annual taxable compensation over the five taxable years preceding the change in control. The excise tax equals 20% of the amount of the payment in excess of the executive’s average taxable compensation over the preceding five taxable year periods. North Penn (or its successor) is not able to take a federal tax deduction for excess parachute payments.  Such gross-up payments would be in addition to his change in control severance payments noted above.

With respect to the agreements with Mr. Dziak and Mr. Byrne, in the event payments and benefits under their respective employment agreement, together with other payments and benefits the executive may receive, would constitute an excess parachute payment under Section 280G of the Internal Revenue Code, these payments to the executive will be reduced by the minimum amount necessary to avoid the payments constituting excess parachute payments.

Addendums to Employment Agreements. In connection with the execution of the merger agreement with Norwood, Mr. Hickman, Mr. Dziak and Mr. Byrne each entered into an addendum to his employment agreement.  In the event that the merger agreement is terminated prior to completion of the merger, each of the addendums would terminate and be of no further force and effect.  In the addendum to his employment agreement, Mr. Hickman agreed that the maximum change in control severance benefit under his employment agreement will be $597,344, that additional income generated by the exercise of stock options or the disposition of shares acquired upon the exercise of stock options would not be taken into account in calculating any change in control severance compensation, and that he would execute a full release of claims shortly before completion of the merger.

In the addendum to his employment agreement, Mr. Dziak agreed that he would not compete with Norwood or any of its subsidiaries for a period beginning on the effective date of the merger and ending on the later of four months following the date of the merger or three months following his termination of employment with Norwood, that additional income generated by the exercise of stock options or the disposition of shares acquired upon the exercise of stock options would not be taken into account in calculating any change in control severance compensation, and that he would execute a full release of claims shortly before completion of the merger.

In the addendum to his employment agreement, Mr. Byrne agreed that if he is an employee in good standing with Norwood as of the date that is one month following the effective date of the merger he would receive $50,000 and if he is an employee in good standing with Norwood as of the date that is 12 months following the effective date of the merger he would receive an additional $30,000, that he would not compete with Norwood or any of its subsidiaries for a period beginning on the effective date of the merger and ending on the later of one year following the date of the merger or three months following his termination of employment with Norwood, that Norwood would continue to provide certain country club and automobile perquisites following the merger, and that additional income generated by the exercise of stock options or the disposition of shares acquired upon the exercise of stock options would not be taken into account in calculating any change in control severance compensation.

Supplemental Executive Retirement Agreements. North Penn Bank has entered into supplemental executive retirement agreements with Mr. Hickman, Mr. Dziak and Mr. Byrne.  Under these agreements, upon their separation from service on or after the normal retirement age of 65, Mr. Hickman, Mr. Dziak and Mr. Byrne will receive benefits of $83,000, $46,000 and $43,000 per year, respectively, for 10 years.  No benefits are payable under the supplemental executive retirement agreements following termination for cause.  If the executive voluntarily terminates employment before his normal retirement age, he will receive an annual retirement benefit based on the liability for the normal retirement benefit accrued by the Bank through the most recent plan year and as is reflected in a schedule to the supplemental executive retirement agreement. In the event the executive is terminated involuntarily before his normal retirement age or terminates employment following a change in control before his normal retirement age, the Bank (or its successor) will pay the executive an annual benefit determined by vesting the executive in the present value of the normal retirement benefit, discounted using a 4.0% discount rate.  The completion of the merger with Norwood will constitute a change in control for purposes of North Penn’s supplemental executive retirement agreements.

In connection with the execution of the merger agreement with Norwood, Mr. Hickman entered into an addendum to his supplemental executive retirement agreement that eliminated the change in control benefit and provided that if he remains employed until the closing of the merger and receives a change in control severance payment under his employment agreement, he will remain entitled to receive the voluntary early termination benefit under the supplemental executive retirement agreement and not the involuntary early termination benefit.

Equity-Based Awards

Upon termination due to disability, outstanding stock options granted pursuant to our 2006 Omnibus Stock Option Plan and 2009 Equity Incentive Plan automatically vest and remain exercisable until the earlier of one year from the date of termination due to disability or the expiration date of the stock options.  Restricted stock awards granted to the executives under the plans also vest in full upon termination due to disability.

Upon termination due to death, outstanding stock options automatically vest and remain exercisable until the earlier of one year from the date of termination due to death or the expiration date of the stock options.  Restricted stock awards granted to the executives under the plans also vest in full upon termination due to death.

In the event of a change in control of the Company or the Bank, outstanding stock options automatically vest and, if the option holder is terminated other than for cause within twelve months of the change in control, will remain exercisable until the expiration date of the stock options.  Restricted stock awards granted to these officers under these plans also vest in full upon a change in control.

Directors’ Compensation

The following table sets forth the compensation received by non-employee directors for their service on our Board of Directors during 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Gordon S. Florey	17,860	5,730	3,675	27,265
Herbert C. Kneller	22,690	5,730	3,675	32,095
Kevin M. Lamont	29,060	47,750	24,500	101,310
Virginia D. McGregor	18,070	5,730	3,675	27,475
Frank H. Mechler	19,330	5,730	3,675	28,735
James W. Reid	22,060	5,730	3,675	31,465

(1)
Reflects the aggregate grant date fair value for restricted stock awards granted during the year computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 – Share Based Payment (“ASC Topic 718”). The amounts were calculated based upon the stock price of $9.55 on the date of grant.  When shares become vested and are distributed from the trust in which they are held, the recipient will also receive an amount equal to accumulated cash and stock dividends (if any) paid with respect thereto, plus earnings thereon.  At December 31, 2010, the non-employee directors had unvested shares of restricted stock as follows:  Mr. Florey, 1,112 shares; Mr. Kneller, 1,090 shares; Mr. Lamont, 9,480 shares; Ms. McGregor, 1,225 shares; Mr. Mechler, 1,287 shares; and Mr. Reid, 1,116 shares.

(2)
Reflects the aggregate grant date fair value for stock options granted during the year computed in accordance with ASC Topic 718. Assumptions used in the calculations of these amounts are included in Note 11 to the Company’s audited financial statements for the fiscal year ended December 31, 2010.  These amounts reflect the aggregate grant date fair value for these options over their five year vesting period, computed in accordance with ASC Topic 718, and do not correspond to the actual value that may be recognized by the named director.  At December 31, 2010, the non-employee directors had unvested stock options as follows: Mr. Florey, 2,521; Mr. Kneller, 2,500; Mr. Lamont, 20,594; Ms. McGregor, 2,847; Mr. Mechler, 2,873; and Mr. Reid, 2,532.

Cash Retainer and Meeting Fees for Directors.  The following table sets forth the applicable retainers and fees that were paid to our directors for their service on our Board of Directors during 2010.

Monthly Retainer	$600
Board Meeting Fees	$750
Board Meeting Fees (Chairman only)	$1,100
Committee Meeting Fees	$210
Audit Committee Meeting Fees (Chairman only)	$420

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table provides information as of January 31, 2011 about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock.  A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Beneficially Owned		Percent of Outstanding Common Stock Beneficially Owned
North Penn Bank Employee Stock Ownership Plan 216 Adams Avenue Scranton, Pennsylvania 18503	124,794		9.4%
Kevin M. Lamont 216 Adams Avenue Scranton, Pennsylvania 18503	103,756		7.8%
Frederick L. Hickman 216 Adams Avenue Scranton, Pennsylvania 18503	102,463		7.6%
Philip V. Oppenheimer Carl K. Oppenheimer 119 West 57th Street, Suite 1515 New York, NY 10019	82,665	(2)	6.2%

(2)
Based on information filed in Schedule 13G with the Securities and Exchange Commission on March 18, 2010 and included shares held by each of P. Oppenheimer Investment Partnership, L.P., Oppenheimer-Spence Financial Services Partnership L.P., Oppenheimer-Close International, Ltd., Oppvest II, LLC and Oppvest, LLC.

The following table provides information as of January 31, 2011 about the shares of North Penn common stock that may be considered to be beneficially owned by each director, each executive officer named in the summary compensation table in Item 11 of this report and all directors and executive officers of the Company as a group.  A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.  Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Number of Shares That May be Acquired Within 60 Days by Exercising Options	Percent of Class(2)
Thomas A. ByrnAe	16,337	(3)	6,885	1.7%
Thomas J. Dziak	15,969	(4)	8,549	1.8%
Gordon S. Florey	3,263	(5)	294	*
Frederick L. Hickman	82,035	(6)	20,428	7.6%
Herbert C. Kneller	2,942	(7)	299	*
Virginia D. McGregor	5,562	(8)	536	*
Frank H. Mechler	6,977	(9)	439	*
Kevin M. Lamont	98,578	(10)	5,178	7.7%
James W. Reid	3,453	(11)	296	*
Executive Officers and Directors as a group (10 persons)	236,366		44,404	20.3%

*	Less than 1%.

(1)	Excludes shares that may be acquired upon the exercise of stock options.

(2)
Based on 1,336,136 shares of North Penn common stock outstanding and entitled to vote as of January 31, 2011, plus, for each person, the number of shares that such person may acquire within 60 days by exercising stock options.

(3)	Includes 2,879 shares owned by Mr. Byrne held in 401(k) Plan, 3,649 shares owned by Mr. Byrne held in ESOP, 2,778 shares owned by spouse’s IRA and 4,214 shares of unvested stock.

(4)	Includes 2,010 shares owned by Mr. Dziak held in 401(k) Plan, 3,451 shares owned by Mr. Dziak held in ESOP, 5,418 shares held by Mr. Dziak in an IRA and 2,508 shares of unvested restricted stock.

(5)	Includes 2,000 shares owned by Mr. Florey held in IRA and 1,109 shares of unvested restricted stock.

(6)
Includes 14,720 shares owned by Mr. Hickman held in 401(k) Plan, 6,399 shares owned by Mr. Hickman held in ESOP, 109 shares owned by Mr. Hickman’s wife, 109 shares held by Mr. Hickman as custodian for his son and 109 shares held by Mr. Hickman as custodian for his daughter and 19,739 shares of unvested restricted stock.

(7)	Includes 1,093 shares of unvested restricted stock.

(8)	Includes 1,224 shares of unvested restricted stock.

(9)	Includes 5,460 shares owned by Mr. Mechler as trustee for Judith Mechler Trust and 1,285 shares of unvested restricted stock.

(10)	Includes 9,478 shares of unvested restricted stock.

(11)	Includes 1,117 shares of unvested restricted stock.

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

The following table sets forth information as of December 31, 2010 about North Penn common stock that may be issued upon the exercise of options under the Company’s equity incentive plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	157,246	$9.28	0

Equity compensation plans not approved by security holders	—	—	—

Total

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Company’s Board of Directors currently consists of seven members, all of whom are independent under the listing standards of the Nasdaq Stock Market, except for Frederick L. Hickman, who is President and Chief Executive Officer of the Company and the Bank.  In determining the independence of its directors, the Board considered transactions, relationships and arrangements between the Company and its directors that are not required to be disclosed in this report, including loans or lines of credit that the Bank has directly or indirectly made to Directors Hickman, Kneller and Lamont.

Transactions with Related Persons

Except as described below, all existing loans or lines of credit that the Bank has directly or indirectly made to related persons have been (1) made in the ordinary course of business, (2) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and (3) did not involve more than the normal risk of collectibility or present other unfavorable features.

The Bank maintains a program that enables all employees to obtain residential mortgage loans and auto loans at a reduction of 2% from the rates available to the public.  Mr. Hickman has a mortgage loan from the Bank that was made under this program at a rate of 3.65%.  The largest amount of principal outstanding during 2010 on this loan was approximately $89,648 and the outstanding balance at February 28, 2011 was $68,950.  The total principal and interest paid on this loan during 2010 was approximately $20,950 and $3,050, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2010 and 2009. For 2009, the amounts include fees billed for services performed by McGrail Merkel Quinn & Associates for the period between January 1, 2009 and August 13, 2009 and for the services performed by J.H. Williams & Co., LLP for the period between October 7, 2009 and December 31, 2009.

	2010		2009(1)
Audit fees	$68,500		$59,000
Audit related fees			—
Tax fees(2)	11,500		$8,000
All other fees	2,000	(3)	—

(1)	McGrail Merkel Quinn & Associates billed $7,000 for audit fees in 2009. The remainder of the fees in 2009 was billed by J.H. Williams & Co., LLP.

(2)	Tax fees consist of compliance fees for the preparation of original tax returns. Tax service fees also include fees relating to other tax advice, tax consulting and planning.

(3)	McGrail Merkel Quinn & Associates billed $2,000, in 2010, for re-certifying their opinion for the 200910-K.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

2.1
 Agreement and Plan of Merger, dated December 14, 2010, by and among Norwood Financial Corp., Wayne Bank, North Penn Bancorp, Inc. and North Penn Bank (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-k filed On December 17, 2010 (File No. 0-52839)).

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

10.1
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Frederick L. Hickman incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2008. (file no. 000-52839)

10.2
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas J. Dziak incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-KSB for the quarter ended December 31, 2007. (file no. 000-52839)

10.3
*Amended and Restated Employment Agreement between North Penn Bancorp, Inc., North Penn Bank and Thomas A. Byrne incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-KSB for the quarter ended December 31, 2007. (file no. 000-52839)

10.4
*North Penn Bancorp, Inc. 2006 Omnibus Stock Option Plan (Incorporated herein by reference to Appendix A to Schedule 14A Definitive Proxy Statement of North Penn Bancorp, Inc. filed on March 31, 2006 (File No. 000-51234))

10.5
*North Penn Bancorp, Inc. 2009 Equity Incentive Plan (Incorporated herin by reference to Appendix A to Schedule 14A Definitive Proxy Statement of Northe Penn Bancorp, Inc. filed on April 20, 2009 (File No. 000-52839)

10.6
*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Frederick L. Hickman (Incorporated herein by reference to Exhibit 10.7 to Form 10-K of North Penn Bancorp, Inc. for the year ended December 31, 2006 (File No. 000-51234))

10.7
*Supplemental Executive Retirement Agreement dated December 14, 2004 between North Penn Bank and Thomas J. Dziak (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

10.8
*Supplemental Executive Retirement Agreement dated April 1, 2005 between North Penn Bank and Thomas A. Byrne (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 (File No. 333-143601))

10.9
*Addendum to the North Penn Bank and North Penn Bancorp, Inc.  Amended and Restated Employment Agreement by and among Frederick L. Hickman, North Penn Bancorp, Inc. and North Penn Bank (Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-k filed on December 17, 2010 (File No. 0-52839)).

10.10
 *Addendum to the North Penn Bank and North Penn Bancorp, Inc.  Amended and Restated Employment Agreement by and among Thomas J. Dziak, North Penn Bancorp, Inc. and North Penn Bank (Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-k filed on December 17, 2010 (File No. 0-52839))

10.11
 *Addendum to the North Penn Bank and North Penn Bancorp, Inc.  Amended and Restated Employment Agreement by and among Thomas A. Byrne, North Penn Bancorp, Inc. and North Penn Bank (Incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-k filed on December 17, 2010 (File No. 0-52839))

10.12
*Addendum to the North Penn Amended and Restated Supplemental Executive Retirement Agreement by and among Frederick L. Hickman, North Penn Bank (Incorporated herein by reference to Exhibit 10.4 of the Company’s 8-k filed on December 17, 2010 (File No. 0-52839

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

* Management contract or compensatory plan contract or arrangement filed pursuant to Item 601(b)(10)(ii)(A) of Regulation S-B.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTH PENN BANCORP, INC. (Registrant)

Date March 31, 2011	By:	/s/ Frederick L. Hickman
Frederick L. Hickman
President and Chief Executive Officer Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon S. Florey	March 31, 2011
Gordon S. Florey, Director	Date

/s/ Frederick L. Hickman	March 31, 2011
Frederick L. Hickman	Date
President, Chief Executive Officer and Director

/s/ Herbert C. Kneller	March 31, 2011
Herbert C. Kneller, Director	Date

/s/ Virginia D. McGregor	March 31, 2011
Virginia D. McGregor, Director	Date

/s/ Frank H. Mechler	March 31, 2011
Frank H. Mechler, Director	Date

/s/ James W. Reid	March 31, 2011
James W. Reid, Director	Date

/s/ Kevin M. Lamont	March 31, 2011
Kevin M. Lamont, Chairman of the Board and Director	Date