Form 10-Q
period 2011-03-31
North Penn Bancorp Inc
filed 2011-05-13
CIK 1401434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2011

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

As of May 9, 2011, the issuer had 1,335,524 shares of common stock, par value $0.10 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

North Penn Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
	(In thousands)
ASSETS:
Cash and due from banks	$1,931	$1,778
Interest bearing deposits	233	345
Federal funds sold	18,221	16,072
Total cash and cash equivalents	20,385	18,195
Investment securities, available for sale	13,938	14,580
Equity securities at cost, substantially restricted	1,035	1,087
Loans, net of allowance for loan losses of $1,574 in 2011 and $1,531 in 2010	120,578	120,280
Bank premises and equipment – net	3,767	3,811
Accrued interest receivable	609	580
Cash surrender value of bank-owned life insurance	3,195	3,160
Deferred income taxes	624	705
Prepaid FDIC insurance	384	432
Other real estate owned	929	929
Other assets	232	174
TOTAL ASSETS	$165,676	$163,933

LIABILITIES:
Deposits:
Non-interest bearing	$7,165	$6,832
Interest bearing	130,588	129,479
Total deposits	137,753	136,311
Other borrowed funds	7,000	7,000
Accrued interest and other liabilities	1,047	1,050
TOTAL LIABILITIES	145,800	144,361

STOCKHOLDERS’ EQUITY:
Preferred stock, no par; 20,000,000 authorized; issued and outstanding, none	-	-
Common stock, par value $0.10; 80,000,000 authorized; 1,581,571shares issued in 2011 and 2010; outstanding: 1,335,524 in 2011(includes 47,366 of unvested restricted stock) and 1,334,844 in 2010 (includes 47,516 of unvested restricted stock)	158	158
Additional paid-in capital	13,764	13,698
Retained earnings	9,069	8,995
Unearned ESOP shares	(818)	(836)
Accumulated other comprehensive income	265	119
Treasury stock at cost, shares: 294,293 in 2011 an in 2010	(2,562)	(2,562)
TOTAL STOCKHOLDERS’ EQUITY	19,876	19,572
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,676	$163,933

See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Income
For the Three Months Ended March 31, 2011 and 2010
Unaudited
(in thousands, except per share data)
	2011	2010
INTEREST INCOME
Interest on loans	$1,729	$1,737
Interest on tax exempt loans	12	14
Interest on federal funds sold	9	4
Interest on tax exempt investments	67	81
Interest and dividends on investments	64	125
Total interest income	1,881	1,961
INTEREST EXPENSE
Interest on deposits	441	557
Interest on long-term borrowings	81	158
Total interest expense	522	715

NET INTEREST INCOME	1,359	1,246

PROVISION FOR LOAN LOSSES	45	39

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,314	1,207

OTHER INCOME
Service charges and fees	31	34
Bank-owned life insurance income	35	37
Other operating income	19	25
Loss on sale of investment securities	(8)	-
Impairment losses on investment securities		(24)
TOTAL OTHER INCOME	77	72

OTHER EXPENSE
Salaries and employee benefits	603	583
Occupancy and equipment expense	167	132
FDIC insurance expense	51	54
Professional services expense	154	69
Other operating expenses	187	163
TOTAL OTHER EXPENSE	1,162	1,001

INCOME BEFORE INCOME TAXES	229	278

INCOME TAX EXPENSE	102	56

NET INCOME	127	222

OTHER COMPREHENSIVE INCOME:
Unrealized holding gain arising during period, net of income tax	146	131
COMPREHENSIVE INCOME	$273	$353

Weighted average number of shares outstanding	1,287,375	1,342,477
Earnings per share, basic	$0.10	$0.17
Earnings per share, diluted	$0.09	$0.17
Dividends per share	$0.04	$0.09
See notes to unaudited consolidated financial statements.

North Penn Bancorp, Inc. and Subsidiary
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(in thousands)	Unaudited

	2011	2010
Operating Activities:
Net income	$127	$222
Items not requiring (providing) cash
Depreciation	44	42
Provision for loan losses	45	39
Amortization of securities (net of accretion)	(1)	15
ESOP expense	33	17
Stock compensation expense	51	36
Increase in cash surrender value of life insurance	(35)	(37)
Loss on sale of investment securities	8
Impairment loss on investment securities	-	24

Changes in:
Prepaid FDIC insurance	48	53
Accrued interest income and other assets	(80)	(88)
Accrued interest expense and other liabilities	(3)	117
Net Cash Provided By Operating Activities	237	440

Investing Activities:
Purchase of bank premises and equipment	(2)	(25)
Purchase of securities “available for sale”	-	(6)
Proceeds from sale of securities “available for sale”	763	-
Redemptions of mortgage-backed securities “available for sale”	92	415
Redemption of restricted stock	52	-
Net (increase) in loans to customers	(341)	(4,304)
Net Cash Provided by (Used In) Investing Activities	564	(3,920)

Financing Activities:
Increase(decrease) in deposits	1,442	(1,307)
Treasury stock purchased	-	(26)
Cash dividends paid	(53)	(121)
Net Cash Provided By (Used In) Financing Activities	1,389	(1,454)
Net Increase (Decrease) In Cash and Cash Equivalents	2,190	(4,934)

Cash and Cash Equivalents, January 1	18,195	11,912
Cash and Cash Equivalents, March 31	$20,385	$6,978

Supplementary Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$731	$761
Income taxes	32	149

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

Adoption of New Accounting Standards
Accounting Standards Update (ASU) 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets has been issued.  ASU 2009-16 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  This standard was effective for the Company on October 1, 2010 and did not have a material effect on the Company’s financial statements.

ASC 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements has been issued. In January 2010, the FASB amended previous guidance related to fair value measurements and disclosures, which requires new disclosures for transfers in and out of Levels 1 and 2 and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.

In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

Newly Issued But Not Yet Effective Accounting Standards

In January 2011, FASB updated ASC Topic 310. “Receivables,” Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defer that effective date, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.

In the proposed Update for determining what constitutes a troubled debt restructuring, the Board proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.

In April 2011, FASB issued Accounting Standards Update (Update)  2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The Update will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.

The Update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.

For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. For nonpublic entities, the amendments in the Update are effective for annual periods ending on or after December 15, 2012, including interim periods within that annual period. Early application is permitted.

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

Reclassifications

Certain amounts in the consolidated financial statements for 2010 have been reclassified to conform to presentations used in the 2011 consolidated financial statements. Such reclassifications had no effect on the company’s consolidated financial position or net income.

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

The amortized cost and fair value of investment securities at March 31, 2011 and December 31, 2010 are as follows:

Available-for-Sale
March 31, 2011
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$802	$45	$-	$847
State & political subdivisions	6,952	206	-	7,158
Other bonds	4,495	230	-	4,725
Total debt securities	12,249	481	-	12,730
Equity securities	1,295	70	157	1,208
Total Available-for-Sale	$13,544	$550	$157	$13,938

Available-for-Sale
December 31, 2010
(In thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$1,056	$60	$-	$1,116
State & political subdivisions	7,559	65	66	7,558
Other bonds	4,495	238	-	4,733
Total debt securities	13,110	363	66	13,407
Equity securities	1,303	46	176	1,173
Total Available-for-Sale	$14,413	$409	$242	$14,580

All of the Company’s investment securities were classified as available-for-sale at March 31, 2011 and December 31, 2010.

The gross fair value and unrealized losses of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 is as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed	-	-	-	-	-	-
Municipal	-	-	-	-	-	-
Other securities	-	-	-	-	-	-
Equity securities	132	12	595	140	727	152
Total	$132	$12	$595	$140	$727	$152

The above table at March 31, 2011 includes 5 securities that have unrealized losses for less than 12 months and 24 securities that have been in an unrealized loss position for 12 or more months.

The Company invests in various forms of agency debt including mortgage backed securities and callable debt. The mortgage backed securities are issued by FHLMC (Federal Home Loan Mortgage Company) of FNMA (Federal National Mortgage Association). The municipal securities consist of general obligations and revenue bonds. The equity securities consist of stocks in other bank holding companies.  The fair market value of the above securities is influenced by market interest rates, prepayment speeds on mortgage securities, bid to offer spreads in the market place and credit premiums for various types of agency debt. These factors change continuously and therefore the market value of these securities may be higher or lower that the Company’s carrying value at any measurement date. Management does not believe any of their 44 securities in an unrealized loss position as of March 31, 2011 represent an other-than-temporary (“OTTI”) impairment. The Company has the ability to hold the remaining securities contained in the above table for a time necessary to recover the cost.

An impairment that is an “other-than-temporary-impairment” is a decline in the fair value of an investment below its amortized cost attributable to factors that indicate the decline will not be recovered over the anticipated holding period of the investment. Other-than-temporary-impairments result in reducing the security’s carrying value by the amount of credit loss. The credit component of the OTTI loss is realized through the statement of income and the remainder of the loss remains in other comprehensive income.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under FASB ASC 320 (SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities). In determining OTTI under the FASB ASC 320 model, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether OTTI exists involves a high degree of subjectivity and judgement and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to the other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

The Company’s investment in equity securities consists entirely of bank stocks.  The unrealized losses are from 40 bank stocks due to market fluctuation.  The Company also reviews investment debt securities on an ongoing basis for the presence of OTTI.

Restricted Securities

Restricted equity securities consist of stock in Federal Home Loan Bank of Pittsburgh (“FHLB-Pittsburgh”) and, Atlantic Central Bankers Bank (“ACBB”) and do not have a readily determinable fair value because their ownership is restricted, and they can be sold back only to the FHLB-Pittsburgh, ACBB, or to another member institution. Therefore, these securities are classified as restricted equity investment securities, carried at cost, and evaluated for impairment. At both March 31, 2011 and December 31, 2010, the Company held $998,000 and $1,050,000, respectively in stock of FHLB-Pittsburgh, and $37,000 in stock of ACBB.

At December 31, 2010, the Company evaluated its holding of restricted stock for impairment and deemed the stock to not be impaired due to the expected recoverability of cost, which equals the value reflected within the Company’s consolidated financial statements. The decision was based on several items ranging from the estimated true economic losses embedded within FHLB’s mortgage portfolio to the FHLB’s liquidity position and credit rating. The Company utilizes the impairment framework outlined in GAAP to evaluate stock for impairment.

3.	Loans Receivable

Loans receivable consist of the following at March 31, 2011 and December 31, 2010

(in thousands):	March 31, 2011	December 31, 2010
	(In thousands)
Real estate mortgages:
Construction and land development	$239	$338
Residential, 1 – 4 family	42,173	42,785
Residential, multi-family	843	857
Commercial	73,779	72,448
Total real estate mortgages	117,034	116,428
Commercial	3,087	3,149
Consumer	1,985	2,185
Total loans	122,106	121,762
Add: deferred loan costs and fees	46	49
Less: allowance for loan losses	1,574	1,531
Total loans, net	$120,578	$120,280

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

From time to time, the Company may agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring. Loans modified in a troubled debt restructuring are placed on non-accrual status until the Company determines the future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate a period of performance according to the restructured terms of six months. At both March 31, 2011 and December 31, 2010, there were no loans classified as troubled debt restructurings

The following table presents the classes of loan portfolio summarized by the aggregate Pass and the criticized categories of Special Mention, Substandard, Doubtful and Loss within our internal risk rating system as of March 31, 2011 and December 31, 2010

		Special
March 31, 2011	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial Real Estate Loans	$67,336	$2,874	$4,412	$-	-	$74,622
Commercial Loans	3,087	-	-	-	-	3,087
Total	$70,423	$2,874	$4,412	$-	$-	$77,709

		Special
December 31, 2010	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial Real Estate Loans	$66,648	$2,236	$4,421	$-	$-	$73,305
Commercial Loans	3,149	-	-	-	-	3,149
Total	$69,797	$2,236	$4,421	$-	$-	$76,454

For the residential real estate loans, construction loans and consumer loans, the Company evaluates credit quality based on the performance of the individual loans.  The following table presents the recorded investment in the loan classes as of March 31, 2011 and December 31, 2010,

March 31, 2011	Performing	Nonperforming	Total

Residential real estate loans	$41,334	$839	$42,173
Construction loans	239	-	239
Consumer loans	1,953	32	1,985
Total	$43,526	$871	$44,397

December 31, 2010	Performing	Nonperforming	Total

Residential real estate loans	$41,832	$953	$42,785
Construction loans	338	-	338
Consumer loans	2,167	18	2,185
Total	$44,337	$971	$45,308

The tables below present the recorded investment of loans and leases with delinquency aging and nonaccrual status as of March 31, 2011 and December 31, 2010,

				Greater than		Total Past
				90 Days Past		Due and
		31-60 Days	61-90 Days	Due and still	Non-	Non-	Total
	Current	Past Due	Past Due	accruing	Accrual	Accrual	Loans
March 31, 2011

Real Estate Loans:
Residential	$39,881	$1,441	$11	$-	$840	$2,292	$42,173
Construction	239	-	-	-	-	-	239
Commercial	72,842	606	179	-	995	1,780	74,622

Commercial Loans	3,087	-	-	-	-	-	3,087
Consumer Loans	1,835	63	48	-	39	150	1,985
Total	$117,884	$2,110	$238	$-	$1,874	$4,222	$122,106

				Greater than		Total Past
				90 Days Past		Due and
		31-60 Days	61-90 Days	Due and still	Non-	Non-	Total
	Current	Past Due	Past Due	accruing	Accrual	Accrual	Loans
December 31, 2010

Real Estate Loans:
Residential	$40,519	$493	$820	$-	$953	$2,266	$42,785
Construction	338	-	-	-	-	-	338
Commercial	72,689	296	27	-	293	616	73,305

Commercial Loans	3,149	-	-	-	-	-	3,149
Consumer Loans	2,010	86	71	-	18	175	2,185
Total	$118,705	$875	$918	$-	$1,264	$3,057	$121,762

4.           Reserve for Loan Losses

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

Management considers the allowance for loan losses adequate to cover the estimated losses inherent in the Bank’s loan portfolio as of March 31, 2011. Management believes it has established the allowance in accordance with accounting principles generally accepted in the United States and will consider future additions to the allowance that may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowances based on their judgments of information available to them at the time of their examinations.

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

The following table sets forth the period-end balances of and changes in the allowance for loan losses as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Balance at beginning of period	$1,531	$1,484
Charge-offs:
Commercial	-	203
Real estate mortgages	2	169
Consumer	-	2
Total	-	374
Recoveries:
Commercial	-	-
Real estate mortgages	-	36
Consumer	-	1
Total	-	37
Net charge-offs	2	337
Provision charged to operations	45	384
Balance at end of period	$1,574	$1,531

Loan reserve ratios:
Net loan charge-offs to average loans	-	0.28%
Allowance as a percentage of total loans	1.29%	1.26%

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

Non-performing assets include non-performing loans and foreclosed real estate held for sale.  Non-performing loans consist of loans where the principal, interest, or both, is 90 or more days past due and loans that have been placed on non-accrual.  Income recognition of interest is discontinued when, in the opinion of management, the payment of such interest becomes doubtful.  A loan is generally classified as non-accrual when principal or interest has been in default for 90 days or more or because of deterioration in the financial condition of the borrower such that payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well secured and in the process of collection.  When loans are placed on non-accrual, accruing interest is no longer posted to earnings.  At March 31, 2011, the Bank had $1.9 million in non-accrual loans as compared with $1.3 million at December 31, 2010.  As of March 31, 2011, for purposes of accounting and reporting in accordance with FASB ASC 310-40 Receivables – Troubled Debt Restructuring by Creditors (SFAS 15), the Bank had no significant troubled debt restructurings.

The following table includes the recorded investment and unpaid principal balances for impaired loans with the associated allowance amount, if applicable.  Also, presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the periods the loans were impaired

	Real Estate Loans
March 31, 2011				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total

Total Loans	$42,173	$74,622	$239	$3,087	$1,985	$122,106

Individually evaluated for impairment	1,300	7,360	-	-	10	8,670
Collectively evaluated for impairment	$40,873	$67,262	$239	$3,087	$1,975	$113,436

	Real Estate Loans
December 31, 2010				Commercial	Consumer
	Residential	Commercial	Construction	Loans	Loans	Total

Total Loans	$42,785	$73,305	$338	$3,149	$2,185	$121,762

Individually evaluated for impairment	1,012	6,860	-	-	12	7,884
Collectively evaluated for impairment	$41,773	$66,445	$338	$3,149	$2,173	$113,878

The following table sets forth the breakdown of the allowance for loan losses by loan category as of March 31, 2011 and December 31, 2010,

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans
Construction and land development	$6	0.2%	$-	0.3%
Residential, 1-4 family	527	34.5%	330	35.1%
Residential, multi-family	11	0.7%	-	0.7%
Commercial real estate	867	60.4%	1,002	59.5%
Commercial	39	2.6%	55	2.6%
Consumer	25	1.6%	34	1.8%
Unallocated	99	0.0%	110	0.0%
Total	$1,574	100.0%	$1,531	100.0%

At March 31, 2011 and December 31, 2010, non-accrual loans, substantially all of which are collateralized, were $1.9 million and $1.3 million respectively.  Interest income for the years ending March 31, 2011 would have increased by approximately $179,000, if these loans had earned interest at their full contract rate.  The allowance for loan losses allocated to impaired loans was $253,000 at both March 31, 2011 and December 31, 2010.

The following table illustrates information related to the Bank’s nonperforming assets at the dates indicated.  The Bank had no troubled debt restructurings or accruing loans past due 90 or more days at the dates presented.

	March 31,	December 31,
Dollars in thousands	2011	2010
Nonaccrual loans	$1,873	$1,264
Other real estate owned	929	929
Total nonperforming assets	$2,793	$2,193
Total nonperforming loans to total loans	1.53%	1.04%
Total nonperforming loans to total assets	1.13%	0.77%
Total nonperforming assets to total assets	1.68%	1.34%

The table below presents impaired loans and the corresponding reserve for impaired loans as of March 31, 2011 and December 31, 2010,

		Unpaid		Average	Interest
March 31, 2011	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific allowance recorded:
Real Estate Loans:
Residential	$449	$449	$-	$449	$13
Construction	-	-	-	-	-
Commercial	6,419	6,419	-	6,328	137

Commercial Loans	-	-	-	-	-
Consumer Loans	-	-	-	-	-
Total	6,868	6,868	-	6,777	150

With an allowance recorded:
Real Estate Loans:
Residential	852	852	123	852	20
Construction	-	-	-	-	-
Commercial	776	776	130	776	9

Commercial Loans	-	-	-	-	-
Consumer Loans	-	-	-	-	-
Total	1,628	1,628	253	1,628	29

Total:
Real Estate Loans:
Residential	1,301	1,301	123	1,301	33
Construction	-	-
Commercial	7,195	7,195	130	7,104	146

Commercial Loans	-	-	-	-	-
Consumer Loans	-	-	-	-	-
Total Impaired Loans	$8,496	$8,496	$253	$8,405	$179

		Unpaid		Average	Interest
December 31, 2010	Recorded	Principal	Associated	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

With no specific allowance recorded:
Real Estate Loans:
Residential	$160	$160	$-	$427	$2
Construction	-	-	-	-	-
Commercial	6,080	6,080	-	5,503	98

Commercial Loans	-	-	-	-	-
Consumer Loans	12	12	-	45	-
Total	6,252	6,252	-	5,975	100

With an allowance recorded:
Real Estate Loans:
Residential	852	852	123	647	6
Construction	-	-	-		-
Commercial	780	780	130	1,055	8

Commercial Loans	-	-	-	8	-
Consumer Loans	-	-	-	12	-
Total	1,632	1,632	253	1,722	14

Total:
Real Estate Loans:
Residential	1,012	1,012	123	1,074	8
Construction	-	-
Commercial	6,860	6,860	130	6,558	106

Commercial Loans	-	-	-	8	-
Consumer Loans	12	12	-	57	-
Total Impaired Loans	$7,884	$7,884	$253	$7,697	$114

5.	Other Borrowings

The Bank has a line of credit agreement with the Federal Home Loan Bank of Pittsburgh for short term borrowings varying from one day to three years.  Advances on this line must be secured by “qualifying collateral” as defined in the agreement and bear interest at fixed or variable rates as determined at the date advances are made.  The line expires in June, 2011.  At March 31, 2011, this line of credit had a zero balance.

The Bank has a $7,000,000 borrowing with the Federal Home Loan Bank of Pittsburgh at a fixed rate of 4.34%, which was issued in July of 2005, and matures in July of 2015.  This loan requires quarterly interest payments, with the principal due at maturity.

6.	Earnings Per Share

Basic earnings per share is computed on the weighted average number of common shares outstanding during each year, adjusted for unearned shares of the ESOP, as prescribed in FASB – ASC 260-10 Earnings per share SFAS No. 128, Earnings Per Share.   Diluted earnings per share include common shares issuable upon exercise of employee stock options as follows:

March 31, 2011	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$127,000	1,287,375	$0.10
Options includable	-	100,987	(0.01)
Diluted EPS	$127,000	1,388,362	$0.09

March 31, 2010	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS
Income available	$222,000	1,329,542	$0.17
Options includable	-	12,935	-
Diluted EPS	$222,000	1,342,477	$0.17

7.	Stock-Based Compensation

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

 Stock Grants. Restricted stock awards are considered fixed awards as the number of shares and fair value is known at the date of grant and fair value over the requisite service period, generally five years. There were no restricted stock awards made for three months ended March 31, 2011.  For the three months ended March 31, 2010, restricted stock grants totaling 750 shares were awarded having a fair value of $7,125. The grants vest over five years.

At March 31, 2011, all stock grants and options authorized by the 2006 Omnibus Stock Option Plan and the 2009 Equity Incentive Plan have been awarded.

The following table reflects the activities related to restricted stock awards outstanding for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011		2010
Stock Grants	Number of Shares	Weighted Avg Fair Value at Grant Date	Number of Shares	Weighted Avg Fair Value at Grant Date
Balance, January 1,	63,051	$8.33	42,337	$8.94
Granted	-	-	750	9.50
Vested	-	-	-	-
Forfeited and surrendered	-	-	-	-
Outstanding, March 31,	63,051	$8.33	43,087	$8.95
Exercisable, March 31,	15,692	$8.89	6,931	$9.56

Stock Options. The option awards were granted with an exercise price equal to the average price on the last trade date.  The stock options vest and therefore become exercisable on a pro rata basis annually over five years from the date awarded. The options are available to be exercised for a period of ten years after the date awarded.

There were no stock options awarded for the three months ended March 31, 2011.

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
The fair value of each option grant was estimated to be $2.74 on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period:

Dividend Yield (per share)		1.60%
Volatility (%)		29.24%
Risk-free Interest Rate (%)		2.84%
Expected Life	6.5 yea	rs

	Three Months Ended March 31,
	2011		2010
Stock Options	Number of Options	Weighted Avg Exercise Price	Number of Options	Weighted Avg Exercise Price
Balance, January 1,	157,246	$9.29	104,637	$9.44
Granted	-		1,500	9.50
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding, March 31,	157,246	$9.29	106,137	$9.44
Exercisable, March 31,	44,226	$9.45	23,761	$10.37

The weighted average remaining contractual life of stock options award is 8.26 years

The compensation expense recognized for option and restricted stock awards for the quarters ended March 31, 2011 and 2010 was $51,000 and $36,000, respectively.

As of March 31, 2011 there was approximately $627,000 of total unrecognized compensation cost related to options and unvested stock awards. The cost of the options and stock awards is expected to be recognized over a weighted-average period of five years.

8.	Guarantees

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

9.	Related-Party Transactions

The Company routinely enters into banking transactions with its directors and officers.  Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  A summary of loans to directors and officers and related parties is as follows for the quarter ended March 31, 2011 and the year ended December 31 2010 (dollars in thousands):
	March 31,	December 31,
	2011	2010
Beginning balance	$977	$1,067
Additions
Collections	(23)	(90)
Ending balance	$954	$977

10.	Retirement Plans

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

 For the plan years ending June 30, 2011 and 2010, the required contributions due were $41,000 and $21,000 respectively.

401(k) Plan

The Bank also sponsors a 401(k) Plan (the Plan). The Plan covers all employees who meet age and service requirements. Participants in the Plan are permitted to make contributions up to 20% of their compensation. The Bank matches 100% of contributions up to 6% of the employee’s compensation.

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

 FASB ASC 820-Fair Value Measurements and Disclosures establishes a hierarchal disclosure framework associated with the level of pricing observables utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

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

The methods and assumptions used to estimate the fair values of each class of financial instrument is as follows:

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

The following table presents the assets reported on the consolidated balance sheets at their fair value as of March 31, 2011 by level within the fair value hierarchy. As required by FASB ASC 820 Fair Value Measurements and Disclosures, SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  There were no changes during 2011 in Level III assets.

Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments are as follows (in thousands):
	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$20,385	$20,385	$18,195	$18,195
Investments available for sale	13,938	13,938	14,580	14,580
Restricted equity securities	1,035	1,035	1,087	1,087
Loans	122,106	122,924	121,762	122,594
Accrued interest receivable	609	609	580	580
Total financial assets	158,073	158,891	156,204	157,036

Financial liabilities:
Deposits	137,753	135,516	136,311	134,148
Other borrowings	7,000	7,650	7,000	7,638
Accrued interest payable	218	218	226	226
Total financial liabilities	144,971	143,384	143,537	142,012
Off-balance sheet liabilities:
Commitments to extend credit	$7,417	$7,417	$5,251	$5,251

11.	Stockholder’s Equity

Changes in stockholders’ equity for the period ended March 31, 2010 were as follows:

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2010	$158	$13,580	$8,541	$(907)	$(2)	$(2,100)	$19,270
Comprehensive (loss):
Net income	-	-	222	-	-	-	222
Unrealized losses on securities, net of income taxes	-	-	-	-	131	-	)
Comprehensive income							353
ESOP shares released	-		-	18	-	-	18
Restricted Stock Awards	-	36	-	-	-	-	36
Purchase of Treasury Stock						(26)	(26)
Cash dividend - $0.09 per share	-	-	(121)	-	-	-	(121)
Balance,March 31, 2010	$158	$13,616	$8,642	$(889)	$129	$(2,126)	$19,530

Changes in stockholders’ equity for the period ended March 31, 2011 were as follows:

(In thousands, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, January 1, 2011	$158	$13,698	$8,995	$(836)	$119	$(2,562)	$19,572
Comprehensive income:
Net income	-	-	127	-	-	-	127
Unrealized gains on securities, net of income taxes	-	-	-	-	146	-	146
Comprehensive income							273
ESOP shares released	-	15	-	18	-	-	33
Restricted Stock Awards	-	51	-	-	-	-	51
Cash dividend - $0.04 per share	-	-	(53)	-	-	-	(53)
Balance, March 31, 2011	$158	$13,764	$9,069	$(818)	$265	$(2,562)	$19,876

12.	Pending Acquisition

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

The transaction has received all required regulatory and shareholder approvals.  The merger is currently expected to be completed on May 31, 2011.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the critical accounting policies upon which our financial condition and results of operation depend, and which involve the most complex subjective decisions or assessments, are included in the discussion entitled “Critical Accounting Policies” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and all amendments thereto, as filed with the Securities and Exchange Commission. There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K.

Statement of Changes in Financial Condition

General. Our total assets increased $1.7 million, or 1.1%, from $163.9 million at December 31, 2010 to $165.7 million at March 31, 2011.  Significant changes in asset totals from December 31, 2010 to March 31, 2011 included an increase of $2.1 million in Federal funds sold, while net loans increased $298,000.  Total liabilities increased $1.4 million or 1.0% to $145.8 million at March 31, 2011 as compared to $144.4 million at December 31, 2010 due to a $1.4 million increase in total deposits.   Stockholders’ equity increased $304,000 or 1.6% to $19.9 million at March 31, 2011 as compared with $19.6 million at December 31, 2010.  The primary reason for the increase in stockholders’ equity was earnings for the period and an increase in accumulated other comprehensive income due to an increase in the market value of available for sale investment securities.

Assets. Our loan portfolio increased a net of $298,000 or 0.2%, since December 31, 2010.  Commercial real estate loans have increased $1.3 million, from $72.4 million at December 31, 2010 to $73.4 million at March 31, 2011. Substantially all of the Company’s commercial real estate loans are secured by properties located in the Bank’s primary market area. Consumer loans decreased $200,000 from $2.2 million at December 31, 2010 to $2.0 million at March 31, 2011, as the Bank has chosen not to aggressively pursue that segment of loans. Residential mortgages decreased $626,000 million from December 31, 2010, as demand has slowed.

Investment securities decreased $642,000, or 4.4%, to $13.9 million at March 31, 2011 from $14.6 million at December 31, 2010. We intend to maintain a level of investment securities that is sufficient to maintain pledging and collateralized borrowing requirements while also temporarily deploying excess liquidity.

Allowance for Loan Losses. The allowance for loan loss increased $43,000 during the first quarter of 2011.  For the three month period ending March 31, 2011, charge-offs totaled $2,000. Management assesses the adequacy of the allowance for loan losses based on evaluating known and inherent losses in the loan portfolio and upon management’s continuing analysis of the factors underlying the quality of the loan portfolio. The ratio of the Bank’s allowance for loan losses to total loans was 1.29% at March 31, 2011 and 1.26% at December 31, 2010. We are carefully monitoring credit quality so that we can respond quickly to any deterioration with action to include strong collection efforts and increased allowance for loan loss protection.

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

Non-performing loans totaled $1.9 million at March 31, 2011, compared to $1.3 million at December 31, 2010. The ratio of non-performing loans to total loans was 1.53% and 1.04% at March 31, 2011 and December 31, 2010, respectively.

Liabilities. Total deposits increased $1.4 million, or 1.1%, to $137.8 million at March 31, 2011 from $136.3 million at December 31, 2010.  The primary reason for the increase in deposits was that NOW accounts and savings accounts increased $1.9 million or 15.9% and $1.2 million or 2.5% respectively, since December 31, 2010. The increase in NOW accounts and savings accounts were partially offset by a decrease of $2.2 million in time deposits.  The Bank has tried to lessen its dependency on more volatile and rate sensitive certificates of deposit and has focused more on growing core deposits, particularly non-interest-bearing deposits

Stockholders’ Equity. Stockholders’ equity increased $304,000 or 1.6% to $19.9 million at March 31, 2011 as compared with $19.6 million at December 31, 2010.  Net income for the period and improvement in accumulated other comprehensive loss were the primary reasons for the increase.

Comparison of Results of Operations for the Three Month Periods Ended March 31, 2011 and 2010

General. The Company’s net income for the three months ended March 31, 2011 was $127,000, a decrease of $95,000 from net income of $222,000 for the three months ended March 31, 2010. The primary reason for the increase was increased professional fees due to the pending acquisition of North Penn Bancorp by Norwood Financial.  The Company was able to offset increases in non-interest expenses, with an increase in net interest income. Net interest income is the difference between interest earned on securities and loans, less the interest paid on deposits and borrowed funds.

Net Interest Income.  For the three months ended March 31, 2011, the Company increased net interest income by $113,000 or 9.1% to $1.4 million as compared to $1.2 million for the same period in 2010. Interest income on loans decreased $10,000 or 0.6% to $1.7 million over the three months ended March 31, 2011 versus the same period in 2010.  Interest and dividend income on investment securities decreased $75,000 or 36.4% for the three months ended March 31, 2011 versus the same period in 2010.  The decrease was due to managed run-off in the investment portfolio.

Interest expense decreased $193,000, or 27.0%, from $715,000 for the three months ended March 31, 2010 to $522,000 for the same period in 2011.  Interest on deposits decreased $116,000 or 20.8%, from $557,000 for the three months ended March 31, 2010 to $441,000 in 2011 due to substantially lower rates on deposits. Interest on borrowed funds decreased $77,000 or 48.7% from $158,000 for the three months ended March 31, 2010 to $81,000 in 2011 due to Company’s redemption of $5,000,000 FHLB debt in July 2010.

Provision for Loan Loss. For the three months ending March 31, 2011, the Company recorded a provision for loan loss in the amount of $45,000, compared to $39,000 for the three months ended March 31, 2010. The Company had charge-offs of $2,000 for the three months ending March 31, 2011 as opposed to no charge-offs for the same period in 2010. The allowance for loan losses as a percent of total loans was 1.29% at March 31, 2011 compared to 1.26% at December 31, 2010.

Non-Interest Income.   Non-interest income increased $5,000 or 6.9% to $77,000 for the three months ended March 31, 2011 as compared to $72,000 for the same period in 2010. The increase in non-interest income for the three months ending March 31, 2011 over the comparable 2010 period was primarily caused by an other-than-temporary impairment charge on two equity securities of $24,000 for the three months ending March 31, 2010.  Service charges and fees decreased $3,000 over the same periods. The primary reason for the decrease was a decline in returned check fees. For the three months ended March 31, 2011, the Company recorded a loss on sale of equity securities of $8,000 and did not record any gains or losses on sale of other real estate or loans. For the three months ended March 31, 2010, the company did report any gains or losses on equity securities, other real estate or loans.

Non-Interest Expense.  For the three months ended March 31, 2011, non-interest expense increased $161,000 or 16.1% to $1.2 million as compared with $1.0 million for the three months ended March 31, 2010.  The primary reasons for the increase were an $85,000 increase in professional fees due to the pending acquisition of North Penn Bancorp by Norwood Financial.  Salary and employee benefits increased $20,000 due to normal merit increases and higher ESOP compensation due to increased level of the Company’s stock price.

Income taxes. The Bank recorded income tax expense for the three months ended March 31, 2011 of $102,000 as opposed to $56,000 for the same period in 2010.  The primary reason for the increase was the application of Alternative Minimum Tax credits for the three months ended March 31, 2010.

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

North Penn Bank's capital ratios at March 31, 2011 and December 31, 2010 as well as the required minimum ratios for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions as defined by the FDIC are summarized as follows:

						To be well capitalized
						under prompt
			For capital adequacy			corrective action
	Actual		purposes			provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
At March 31, 2011:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$19,297	14.89%	>$	10,366	>8.0%	>$	12,958	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$17,723	13.68%	>$	5,183	>4.0%	>$	7,775	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$17,723	10.81%	>$	6,561	>4.0%	>$	8,201	>5.0%
Risk-Weighted Assets:	$123,905
Average Assets:	$151,314
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital March 31, 2011		$18,079
Plus: Unrealized Gain/Loss on Investments		(352)
Less: Disallowed Servicing Rights		(4)
Total Tier 1 Capital March 31, 2011		$17,723
Plus: Allowance for loan losses		1,574
Total Risk-based Capital March 31, 2011		$19,297

At December 31, 2010:
Total Capital (to Risk-Weighted Assets):
North Penn Bank	$18,982	14.75%	>$	10,298	>8.0%	>$	12,873	>10.0%
Tier 1 Capital (to Risk-Weighted Assets):
North Penn Bank	$17,450	13.56%	>$	5,149	>4.0%	>$	7,724	>6.0%
Tier 1 Capital (to Average Assets):
North Penn Bank	$17,450	11.68%	>$	5,370	>4.0%	>$	6,713	>5.0%
Risk-Weighted Assets:	$128,725
Average Assets:	$163,322
Reconciliation of GAAP Capital to Regulatory Capital
Total Equity Capital December 31, 2010		$17,704
Plus: Unrealized Gain/Loss on Investments		(249
Less: Disallowed Servicing Rights		(5)
Total Tier 1 Capital December 31, 2010		$17,450
Plus: Allowance for loan losses		1,532
Total Risk-based Capital December 31, 2010		$18,982

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

Exchange Act Rule 13a-15(e) defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition or results of operations.

Item 1A .        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At March 31, 2011 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K. However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its common stock in the quarter ended March 31, 2011.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved]

Item 5Other Information.

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

North Penn Bancorp, Inc.

Dated:	May 13, 2011	/s/ Frederick L. Hickman
Frederick L. Hickman President and Chief Executive Officer

Dated:	May 13, 2011	/s Joseph F. McDonald
Joseph F. McDonald Chief Financial Officer